Form 10KSB
period 1998-12-31
WULF INTERNATIONAL LTD
filed 1999-12-16
CIK 108633

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended December 31, 1998; or

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-8638

                             WULF INTERNATIONAL LTD.
                          (F/K/A WULF OIL CORPORATION)
                 (Name of small business issuer in its charter)

                Colorado                                 83-0218086
     (State or other jurisdiction of         (IRS Employment Identification No.)
     incorporation or organization)

  1909 Central Drive, Suite 200                              76021
                Bedford, Texas                              (Zip Code)
 (Address of principal executive offices)

                           Issuer's telephone number:
                                 (817) 540-5492

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to section 12(g) of the Exchange Act:
                           $.01 par value Common Stock
                                (Title Of Class)

         Check whether the issuer(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year.  $   0
                                                                    -------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates cannot be calculated because there is no established public market for the issuer's common stock.

         The number of shares outstanding of common stock as of October 31, 1999 was 27,835,891. There was no established published market for the Issurer's stock during the last fiscal year.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             WULF INTERNATIONAL LTD.

                                   FORM 10-KSB

                                  ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     PART I.

                                     ITEM 1.
                                    BUSINESS
                                    --------


         Wulf International Ltd. was formed as Wulf Oil Corporation in the State of Colorado on September 26, 1973. In 1991, at a duly convened shareholders meeting, the shareholders voted to: (i) change the name of the Company to Wulf International Ltd.; (ii) approve a 1 for 10 reverse stock split; and (iii) create a class of ten million shares of preferred stock. In late1992 after the Company's efforts to obtain financing for its proposed oil, gas and mineral operations proved unsuccessful, the Company became dormant and remained dormant, without operations, income, revenue or activity until October 1997. During this dormant period, the Company filed no periodic reports with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended. The last Form 10-KSB filed by the Company was for the year ended December 31, 1991.

         In 1997, George Wulf, President and, at the time, the only remaining director of the Company, began to develop plans for the Company to engage in the business of arranging for or providing low cost housing in the Philippines, notwithstanding the fact that the Company owned no property, had virtually no assets, no operations or income. Thus, the Company was not, and currently is not, in a position to finance such plans. Since 1997, the Company has continued to develop a plan to provide construction of low cost and low priced houses in the Philippines (see below) and has financed its efforts through the sale of its stock, both common and preferred. The Company has sold stock in private transactions for cash and to consultants for services rendered.

         On October 31, 1997, Mr. Wulf appointed Pengiran Hashim Jaya as a director of the Company, filling a vacancy created in 1992. Mr. Jaya is the managing director of Integra Mining Company in Brunei.

         In 1997, to further the Company's focus on the Republic of the Phillippines as its market for new business, meetings were held between Company representatives and Philippine government agencies supervising power, housing, and transportation projects for the Government of the Phillippines. Management learned that low-income housing was a very high priority in the Phillippines and had been since the passing of the Philippine Urban Development and Housing Act of 1992. Based upon information received from various Philippine government agencies, the Company estimates that 5 million new homes are needed in the Philippines for low-income civil servants, military personnel, and civilian employees. Accordingly, Management determined that with sufficient financing, the Company could participate in a socialized housing project for the Republic of the Phillippines.

         On December 8, 1997, the Company engaged the services of a project management firm, Architect Engineers Project Managers, Inc. in Fort Worth, Texas ("AEPM"). On December 8, 1997 the Company and AEPM entered into an agreement whereby AEPM agreed to provide program and construction management services to the Company in the Republic of the Philippines and the Company agreed to compensate AEPM for its services at a monthly cash rate. During the period from

December 1997 and August 1999, the Company was not in a position to pay AEPM and on August 10, 1999, the agreement was amended to provide for payment by the Company when and if funding for the project was obtained. Additionally, on December 8, 1997 the Company negotiated with FSB/Parker-Croston, an architectural engineering firm in Fort Worth, Texas who reported that the needed houses could be mass produced at a price that would qualify for Philippine government guarantees. That Agreement was amended on December 1, 1998 to provide for payment by the Company when funding was obtained.

         In furtherance of the Company's newly developed business focus, on April 1, 1998 the Company entered into a joint venture agreement (the AWarisan Joint Venture@) with Amin & Sons Corporation, a Philippine corporation, involved in the housing and petroleum industry in Zamgoanga Phillippines. The Warisan Joint Venture was formed for the purpose of building low cost housing in the Phillippines. Pursuant to the Joint Venture Agreement, Amin & Sons agreed to be responsible for obtaining the permits, contracts and approvals required for the Plan, and the Company agreed to be responsible for arranging for financing. Amin & Sons acquired 20% interest in the joint venture, and the Company acquired an 80% interest.

         On June 24, 1998 the Warisan Joint Venture signed a joint venture agreement (the ASPDA Warisan J. V.@) with the Southern Philippines Development Corporation (ASPDA@), a Philippine government-owned corporation, for the purpose of building low cost housing in the Phillippines. Warisan Joint Venture owns a 70% interest in the joint venture and SPDA owns a 30% interest. The Warisan Joint Venture committed to be the developer and retailer for a minimum of 1 million new low-income homes in the southern Philippines. Management believes that funding in the amount of $250 million is needed to finance the construction plan.

         The Company has requested that the SPDA agree to be responsible to obtain the financing needed to finance the project, and has entered into negotiations with various investment bankers with a view towards assisting the SPDA in that regard. SPDA, while expressing an interest in the Company's proposal, has not issued its approval for the financing or the construction project proposed by the Company and has requested additional data including feasibility studies, a corporate profile for the Company and financial information regarding the members of the Warisan Joint Venture. There is no assurance that the Company can secure approval from SPDA to undertake the project or that SPDA will agree to assist in the financing or otherwise obtain financing for the construction project.

         Additionally, while the Company has entered into negotiations with investment bankers regarding a potential financing for the SPDA, the investment bankers will, in all likelihood, require that the Government of the Philippines guarantee any such financing undertaken by SPDA regarding the project. There can be no assurance that SPDA will approve the financing of the project, that the Government of the Phillippines will agree to guarantee any such financing or that an investment banker will agree to underwrite any such financing, particularly on any basis other than best efforts.

         While the Company has developed a plan to construct low cost housing in the Phillippines, the Company has not secured the financing to implement the business plan. Thus, the Company has conducted virtually no income-producing activity since coming out of its dormancy in 1997. The business plan requires substantial additional financing, and there can be no assurance that the Company can obtain such financing or that, even if such financing is obtained, that the business will be successful or will produce any revenue or income for the Company.

         At December 31, 1998, the Company had no full or part-time employees or any operating assets.

Subsequent Events

                On March 15, 1999, the Company assigned a ten percent (10%) interest in and to the Warisan Joint Venture (a seven percent (7%) in the SPDA Warisan J.V.) to Tacticbilt International Corporation, a Philippines Corporation, a qualified builder of low cost houses in the Philippines.

         On April 30, 1999 the Company acquired all of the issued and outstanding shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company ("SFM"). The shareholders of SFM received 7,500,000 shares of the Company's common stock. Additionally, the shareholders of SFM received warrants to purchase 200,000 shares of the Company's preferred stock at $1.00 per share. Thus, SFM became a wholly owned subsidiary of the Company. There can be no assurance that SFM will be able to increase its capital and even if it can increase its capital that either SFM or the Company will be successful in developing its operations in the Republic of the Philippines.


         WULF INTERNATIONAL, LTD. SELECTED AUDITED FINANCIAL INFORMATION

                                                       AT DECEMBER 31

Balance Sheet Data:                               1998                1997
     Cash and Cash Equivalents               $    6,592          $    6,749
     Accounts receivabel                              0                   0
     Inventories                                      0                   0
          TOTAL CURRENT ASSETS               $    6,592               6,749
     Working Capital                         $    6,592               6,749
     Total Assets                                 6,592               6,749
     Long-term Debt                                   0                   0
     Shareholders Equity (Deficit)           $    6,592               6,749

                                                       AT DECEMBER 31
Statement of Operations Data:                     1998                1997
     Revenues                                         0                   0
     Cost of Revenues                                 0                   0
     Gross Profit
     General and Administrative Expenses        646,247              86,491
     Operating Loss                            (646,247)            (86,491)
     Other Income (Expense)                           0                   0
     Interest Expense                                 0                   0
     Miscellaneous                                    0                   0
     Total Other Income (Expense)                     0                   0
Loss before income tax                         (646,247)            (86,491)
     Net loss                                  (646,247)            (86,491)
     Basic Earning (Loss) per Share (Note 4) $   (0.046)         $   (0.020)
     Diluted earning (Loss) per Share        $   (0.035)         $   (0.020)


"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995
--------------------------------------------------------------------------------

Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes on the Company's business, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statement involve risks and uncertainties, including without limitations; potential quarterly fluctuation in revenue, if any; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filing with the Securities and Exchange Commission.

Year 2000 Compliance
--------------------

The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time sensitive software or hardware may recognize a date using A00@ as the year 1900 rather than the year 2000. This could result in a major system failure or malfunction. The Company currently does not own any accounting software, office software, or hardware applications. Other applications such as telephone systems are being reviewed by their vendors for compliance. No cost has been estimated at this time. It is presumed that future acquisition of these items will be Y2K compliant and the Company will investigate compliance before making any purchases. Thus, as the Company has had no significant operations, has not fully implemented its business plan and has had no arrangements or agreements regarding financing for future operations management has not formally assessed the Ayear 2000@ compliance expense and related potential effect on the Company's potential revenue or earnings, if any.

                                     ITEM 2.
                                   PROPERTIES
                                   ----------

       The principal office of the Company is in Bedford, Texas, in the principal place of business of SFM Mortgage.


                                     ITEM 3.
                                LEGAL PROCEEDINGS
                                -----------------

       The Company is not involved in any material legal proceedings.


                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

                                      None

                                     PART II

                                     ITEM 5
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

         Due to the inactive status of the Company between1992 and 1997 and the lack of filings of periodic reports by the Company with the SEC, the Company does not believe that there is an established public trading market for its common stock.

         As of December 31, 1998, there were approximately 5,670 shareholders of record of the Company's common stock and 28 shareholders of record of the Company's preferred stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

         Both common shares and preferred shares have been issued by the Company in private transactions without registration under the Securities Act of 1933, as amended. For the year ended December 31, 1998, 11,323,608 shares of the Company's common stock have been issued in exchange for cash and services rendered, including 5,000,000 shares to George Wulf, 3,000,000 shares to Steven Nightingale and 1,000,000 shares to other related parties; and 1,046,500 shares of the Company's preferred stock have issued for cash and services rendered, including 501,000 shares to Mr. Wulf. Each holder of the Company's preferred stock has the option to convert their shares into shares of the Company's common stock on the basis of one (1) share of preferred stock for five (5) shares of the common stock after one (1) year from the date of issuance of the preferred stock. In addition, each holder of preferred shares has the right to one (1)
warrant to purchase the Company's common stock for $0.10 per share for each share of preferred stock held. The right of holders of preferred shares to purchase these warrants expires one year from the date of issuance of the preferred shares.
                                     ITEM 6.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
            ---------------------------------------------------------

Results Of Operations
---------------------

         The Company had no revenue-producing activities for the years ended December 31, 1997 or 1998.

Liquidity and Capital Resources
-------------------------------

         The Company was dormant from 1992 until December 8, 1997, received no income and incurred no indebtedness during this time.

         The Company made no capital acquisitions or improvement expenditures during the year ended December 31, 1998, but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's business plan (described herein), when, and if, implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. The Company intends to obtain additional financing through the sale of equity and/or debt securities and or part of its interest in the SPDA-Warison Joint Venture; there can be no assurance that the Company will obtain financing necessary to implement and undertake its business plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt, or convertible debt securities, which could result in additional dilution to the Company's shareholder. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its Business Plan. If the Company is unable to generate sufficient capital for its Philippines operations, it will restrict its business plan to the mortgage operations of it subsidiary, SFM.

Results of Operations for the years ended October 31, 1997 and 1998
-------------------------------------------------------------------

         Revenues.
         --------
         Due to the Company's inactive status there was no revenue in fiscal 1997 or 1998.

         Costs and Expenses.
         ------------------

         Due to the Company's inactive status the cost of sale was $.0. The expenses for 1997 and 1998 was $86,491 and $646,297 respectively.

         New Accounting Standards.
         ------------------------

         In 1998, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement simplifies the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has compiled with the disclosure requirements of SFAS 128 in its financial statements for its fiscal year ending December 31, 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, ADisclosures about Segments of an Enterprise and Related Information.@ SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report selected financial information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS Nos. 131 are effective for financial statements for financial years beginning after December 15, 1997. The Company has complied with the disclosure requirements of SFAS No. 131 in its financial statements for its fiscal year ending December 31, 1998.

         Deferred Tax Assets.
         --------------------

     The Company has no deferred tax assets since the tax benefit of the Company's net losses from operations have been fully reserved.



                                     ITEM 7.
                              FINANCIAL STATEMENTS
                              --------------------

Index to Financial
Statements.....................................................................................F-1

Report of Independent Certified Public Accountants (Alvin L. Dahl & Associates, P.C.)..........F-2

Consolidated balance sheets at December 31, 1998 and 1997......................................F-3

Consolidated statements of loss for the years ended at
         December 31, 1998 and 1997............................................................F-4

Consolidated statements of changes in stockholders' (capital deficit) equity for the years ended December 31, 1998 and 1997............................................F-5

Consolidated statements of cash flows for the years ended
         December 31, 1998 and 1997............................................................F-6

Notes to consolidated financial
statements.....................................................................................F-8



                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS
                 ----------------------------------------------

                                      None.

                                    PART III

                                     ITEM 9.
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
              -----------------------------------------------------


        Name                                       Position Held
        ----                                       -------------

   George Wulf                          Chief Executive Officer and Chairman of
                                        the Board of Directors, and Principal
                                        Financial and Accounting Officer


   William L. Franklin                  President

   Pg. Hashim Jaya                      Vice Chairman, Executive Vice President,
                                        Secretary, and Director

         None of the officers or directors of the Company had directorships of any other reporting companies.

         None  of  the  officers  or   directors   are  involved  in  any  legal
proceedings.

         Each Director serves until the next succeeding annual meeting and until his successor is elected and qualified or until his death, resignation or removal. Annual meeting of shareholders and directors are held at such time and place as the Board of Directors may from time to time determine.

         George  Wulf , 69,  has  served as the Chief  Executive  Officer of the
Company since 1992. From 1992 to 1997, Mr. Wulf served as the Company's President. Mr. Wulf holds degrees in petroleum engineering, geology, and a Ph.D. from the University of Michigan. He is Director and General Manager of Primal Corporation (Brunei) and Chairman of Integra Mining (Brunei). He started his career with Mobil in the U.S. and abroad, later worked for Amoco, and before assuming his present position, was President of Sunshine International. He has been active in international business ventures for the past 30 years. He is a fellow of the Geological Society of America and a member of several other professional organizations including the Geological Society of Nepal and the Association of International Petroleum Negotiators.

         William L. Franklin, 51, has been President of the Company since March 1998. Mr. Franklin has been employed for more than the last five years as Vice President of the Tarrant County Hospital District where he is responsible for all facilities related capital activities. He is also President, Director and a shareholder of AEPM Inc. a project management firm, which with Wulf has a contractual relationship.. He holds B.S. and M.S. degrees in Aerospace
Engineering from the Georgia Institute of Technology and a M.S. degree in Management Science. He is a Registered Professional Engineer. While in the U. S. Army Corps of Engineers, he was in charge of a $200 million military housing and airport construction project in Dhahran, Saudi Arabia. Mr. Franklin also has been involved in construction projects in the People's Republic of China and large projects in the Dallas-Ft. Worth area. He is a member of the Construction Management Association of America and several other professional organizations.

         Pengiran Hashim Jaya, 40, has been Vice Chairman, Executive Vice President, and Secretary of the Company since October 1997. Mr. Jaya holds a degree in business administration from University of Brunei and has extensive experience in business and personnel management in Brunei and the Philippines. Since 1990, he has been the President of Integra Mining, Sdn., Bhd., and Executive Vice President of Integra International Inc. since December 1995. Integra International Inc. is engaged in petroleum exploration in Brunei and in the United States. Integra Mining is engaged in mineral exploration in Southeast Asia.

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Due to the Company's inactive status, the Company's directors, officers and beneficial owners of more than 10% of its common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act during the most recent fiscal year and the prior fiscal year.


                                    ITEM 10.
                             EXECUTIVE COMPENSATION
                             ----------------------

         During 1997, the officers of the Company determined that they would not take a salary. No officer's salaries were paid in 1998 or 1997.



                                    ITEM 11.
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
                              ---------------------

         The following tables set forth certain information regarding beneficial ownership of the common stock as of December 1, 1999, by (i) all persons known by the Company to be the owner of record or beneficially of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.


       Name                   Share Beneficially Owned (1)     Percent of Shares
       ----                   ----------------------------     -----------------

George Wulf(2)                          8,247,774                    44.9%
P.O. Box 795759
Dallas, Texas 75379

Pengiran Hashim Jaya                      255,000                     1.6

William L. Franklin(3)                    612,500                     3.7

Steven Nightingale                      3,020,000                    18.9
P.O. Box 2071
Reno, Nevada 89505

Tricity Holding Corporation               900,000                     5.7
20 Greyhound Road
London W68 NX UK

All executive Officers                  9,115,274                    48.3%
and Directors as Group (3 persons)

(1)  Includes  shares of common stock  issuable upon the conversion of shares of
     preferred  stock  to  the  extent  such  preferred   shares  are  presently
     convertible.

(2) Includes 2,505,000 shares with respect to which Mr. Wulf has the right to acquire by virtue of the conversion of 501,000 outstanding shares of preferred stock. Includes (i) 683,774 shares of common stock owned by Evergreen Petroleum Corporation, a corporation owned by Mr. Wulf's wife and daughter; (ii) 30,500 shares of common stock owned by Mr. Wulf's wife; and
     (iii) 6,000 shares of common stock held in a trust for Mr. Wulf's daughter pursuant to which Mr. Wulf's wife is trustee. Mr. Wulf may be deemed to be beneficially own (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) such shares. Mr. Wulf disclaims beneficial ownership of such shares.

(3) Includes (i) 500,000 of common stock shares with respect to which Mr. Franklin has the right to acquire by virtue of the conversion of 100,000 outstanding shares of preferred stock and (ii) 12,500 shares of common stock by Mr. Franklin's wife.


The following table sets forth certain information regarding beneficial ownership of the preferred stock as of December 1, 1999, by (i) all persons known by the Company to be the owner of record or beneficially of more than five percent of the outstanding shares of preferred stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table posses sole voting and investment power with respect to its or his shares.


       Name                   Share Beneficially Owned (1)     Percent of Shares
       ----                   ----------------------------     -----------------

George Wulf                               501,000                    45.2%
P.O. Box 795759
Dallas, Texas 75379

Pengiran Hashim Jaya                         --                        --

William L. Franklin(3)                    100,000                     9.0
509 Emily Drive
Ft. Worth, Texas 76107

Joseph Denahan                            100,000                     9.0

Tigarat Investment                         86,000                     7.8
11 Naples Drive, West Lanes
Staffordshire ST5 2QD V

All Executive Officers and                501,000                    45.2 %
Director as a Group (3 persons)



                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

         The Company paid to Evergreen Petroleum Corporation, a corporation owned by Mr. Wulf's wife and daughter, $10,000 and $56,000, in 1997 and 1998, respectively, for consulting services.

         The Company paid to Integra International Inc., a corporation in which Mr. Wulf is the Chairman and Chief Executive Officer, $0 and $32,000 in 1997 and 1998, respectively, for consulting services.

         On January 1, 1994, the Company entered in an agreement with WOC Transfer Co. ("WOC"), a corporation owned by Mr. Wulf's daughter, pursuant to which WOC agreed to provide transfer agent services to the Company for 10 years with additional renewal periods. The Company agreed to pay WOC a fee of $1,000 a month and to reimburse WOC for expenses. The Company paid to WOC $4,750 and $12,500, in 1997 and 1998, respectively, pursuant to this agreement.

         The Company paid to Penigiran Hashim, an executive officer and director of the Company, $6,000 and $18,000, in 1997 and 1998, respectively, for consulting services.

         In December 1997, the Company has entered into a construction management services agreement with AEPM. Mr. Franklin, the Company's President, is the president and a director and shareholder of AEPM. The agreement, as amended, provides that the Company will pay AEPM if and when funding for the Company's proposed project is obtained. As of December 1998, the amount of the AEPM's deferred billing was approximately $160,000.

         In December 1997, the Company entered into an agreement with FSB/Parker-Croston ("FSB"), an architectural engineering firming in Ft. Worth, Texas, pursuant to which FSB agreed to provide consulting services in connection with the Company's housing project in the Phillippines. The agreement, as amended, provides that the Company will pay FSB when the funding for the project is obtained. Mr. Merwyn Croston, an affiliate of FSB at the time the agreement between the Company and FSB was executed, is a shareholder of the Company.

         The Company has also issued shares of common and preferred stock to certain of its affiliates in exchange for services. In February 1998, the Company entered into a Stock Agreement with George Wulf pursuant to which 5,000,000 shares of common stock and 500,000 shares of preferred stock were issued to Mr. Wulf in exchange for services rendered during the period beginning January 1, 1997 and ending December 31, 1998. The agreements provide that these shares are subject to forfeiture if Mr. Wulf does not render services to the Company on a substantially full-time basis for a three-year period beginning on the date of issuance, except in the event of death or disability.

         In July 1998, the Company engaged Joseph Denahan as a financial consultant in connection with the Company's housing project in the Philippines. Pursuant to the agreement, as amended, Mr. Denahan will provide services to the Company until February 1, 2000. The Company agreed to pay Mr. Denahan $600 per day, payable when the Company receives at least $750,000 in funding for its Philippines project In addition, in November 1998, the Company entered into a Stock Agreement with Mr. Denahan pursuant to which 100,000 shares of common stock and 100,000 shares of preferred stock were issued to Mr. Denahan in exchange for services rendered. The agreement provides that these shares are subject to forfeiture if Mr. Denahan does not render services to the Company on a substantially full-time basis until the earlier to occur of March 31, 2000 or the achievement of certain performance goals regarding the Company's compliance with Exchange Act reporting requirements and stock trading. In addition to the 100,000 shares of common stock and 100,000 shares of preferred stock, the letter agreements between Mr. Denahan and the Company provide for an additional 600,000 shares of common stock. An additional 100,000 shares of preferred stock to be issued to Mr. Denahan if certain performance goals are met.

         In 1998, the Company also issued to the following persons and entities the shares indicated for consulting services: (i) Mr. Franklin, President of the Company, 100,000 shares preferred stock; (ii) Mrs. Jenny Franklin, Mr. Franklin's wife, 2,500 shares of preferred stock; (iii) Mr. Joseph Denahan, a shareholder of the Company, 100,000 shares of common stock and 100,000 shares of preferred stock; (iv) Steven Nightingdale, a shareholder of the Company, 3,000,000 shares of common stock; (v) Tricity Holding Corporation, a shareholder of the Company, 900,000 shares of common stock; (vi) Merwyn Croston, a shareholder of the Company, 100,000 shares of preferred stock; and (vii) Tijarat & Investment Corporation, 86,000 shares of preferred stock. In 1997, the Company issued to Mr. Jaya 250,000 shares of common stock and to Mr. Croston 500,000 shares of common stock in exchange for services.



                                     PART IV

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K


         1.       Financial Statement

         The financial statements and schedules listed in the accompanying index to financial statements are filed as part of this annual reports.

         2.       Exhibits.


   Exhibit
   Number                    Description
   -------                   -----------

     2.1 Agreement, dated as of April 30, 1999 between Wulf International Ltd. and SFM Mortgage Company. (1)
     3.1  Articles of Incorporation of Wulf International Ltd., as amended. (1)
     3.2  Bylaws of Wulf International, Ltd. (1)

     4.1  Form of Warrant Agreement. (1)
    10.1 Letter Agreement dated December 8, 1997 between AEPM and Wulf International Ltd., as amended. (1)
    10.2 Letter Agreement dated December 8, 1997 between FSB/Parker-Croston and Wulf International Ltd. (1)
    10.3 Joint Venture Agreement dated as of April 1, 1998 by and between Amin and Sons Corporation and Wulf International Ltd. (1)
    10.4 Joint Venture Agreement dated as of June 24, 1998 by and between Southern Philippines Development Authority and Warison Group Joint Venture. (1)
    10.5 Agreement dated January 1, 1994 by and between Wulf International Ltd. and WOC Stock Transfer Company. (1)
    10.6  Stock  Agreements  dated  February 1998 between the Company and George
          Wulf.
    10.7  Letter agreements between Joseph Denahan and the Company. (1)
    23.1  Consent of Alvin Dahl & Associates, P. C. (1)
    27.1  Financial Data Schedule. (1)
-----------------------
(1)      Filed herewith.

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 15th day of December,1999.

                                          WULF INTERNATIONAL LTD.




                                          By:  /s/  George Wulf
                                               -----------------------
                                               George Wulf
                                               Chief Executive Officer


    Dated: December, 1999

    In accordance with the Exchange Act, this report has been signed below by the following person of the registrant and in the capacities indicated on December 15, 1999.



     Name                                         Title
     ----                                         -----


/s/ George Wulf
    -----------
    George Wulg                    Chief Executive Officer and Chairman of the
                                   Board of Directors
                                   (Principal Executive Officer and Principal
                                   Accounting and Financial Officer)

/s/ Pg Hashim Jaya
    --------------
    Pg. Hashim Jaya                Director

                                INDEX TO EXHIBITS


   Exhibit
   Number                       Description
   -------                      -----------

     2.1 Agreement, dated as of April 30, 1999 between Wulf International Ltd. and SFM Mortgage Company. (1)
     3.1  Articles of Incorporation of Wulf International Ltd., as amended. (1)
     3.2  Bylaws of Wulf International, Ltd. (1)
     4.1  Form of Warrant Agreement. (1)
    10.1 Letter Agreement dated December 8, 1997 between AEPM and Wulf International Ltd., as amended. (1)
    10.2 Letter Agreement dated December 8, 1997 between FSB/Parker-Croston and Wulf International Ltd. (1)
    10.3 Joint Venture Agreement dated as of April 1, 1998 by and between Amin and Sons Corporation and Wulf International Ltd. (1)
    10.4 Joint Venture Agreement dated as of June 24, 1998 by and between Southern Philippines Development Authority and Warison Group Joint Venture. (1)
    10.5 Agreement dated January 1, 1994 by and between Wulf International Ltd. and WOC Stock Transfer Company. (1)
    10.6  Stock  Agreements  dated  February 1998 between the Company and George
          Wulf.
    10.7  Letter agreements between Joseph Denahan and the Company. (1)
    23.1  Consent of Alvin Dahl & Associates, P. C. (1)
    27.1  Financial Data Schedule. (1)

-------------------
(2) Filed herewith.

ALVIN L. DAHL
& ASSOCIATES, PC
Ceritified Public Accountants

A Profession Corporation


                          Independent Auditor's Report
                          ----------------------------

Board of Directors and Stockholders
Wulf International LTD
1909 Central Drive, Suite 200
Bedford, Texas 76021

We have audited the accompanying balance sheets of Wulf International LTD as of December 31, 1998 and 1997, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wulf International LTD as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



ALVIN L. DAHL & Associates, PC

October 12, 1999

Dallas, Texas



                             Wulf International LTD

                                  Balance Sheet
                           December 31, 1998 and 1997

                                                           Dec. 31, 1998   Dec. 31, 1997
                                                           -------------   -------------
Assets:
     Current Assets:
     Cash                                                  $       6,592   $       6,749
                                                           -------------   -------------
              Total Current Assets                                 6,592           6,749


                       Total Assets                        $       6,592   $       6,749
                                                           =============   =============

Liabilities and Stockholders' Equity:

              Total Liabilities                                        0               0

     Stockholders' Equity: (Note 7)
     Common Stock - 50,000,000 shares authorized,
     15,861,611 and 4,538,003 shares issued
     and outstanding in 1998 and 1997 $0.01
     per share par value                                         158,616          45,380

     Paid in Capital                                           1,960,192       2,473,788

     Preferred Stock - 10,000,000 shares authorized,
     1,107,500 and 61,000  shares issued and outstanding
     in 1998 and 1997 $1.00 per share par value                1,107,500          61,000

     Retained Earnings (Deficit)                              (3,219,716)     (2,573,419)
                                                           -------------   -------------
              Total Stockholders' Equity                           6,592           6,749
                                                           -------------   -------------

     Total Liabilities and Stockholders' Equity            $       6,592   $       6,749
                                                           =============   =============








                        See Notes to Financial Statements

                             Wulf International LTD

                             Statement of Operations
                  For the Year Ended December 31, 1998 and 1997


                                             Dec. 31, 1998     Dec. 31, 1997
                                             -------------     -------------

Revenues                                     $         -0-     $         -0-

General & Administrative Expenses                 (646,297)          (86,491)

Net Operating Income (Loss)                       (646,247)         ( 86,491)

Provision for Federal Income Tax                       -0-               -0-

Net Income (Loss)                                 (646,247)          (86,491)
                                             =============     =============


Basic Earnings Per Share (Note 4)                  $(0.046)        $ ( 0.020)

Diluted Earnings Per Share                         $(0.035)        $ ( 0.020)














                      See Notes to the Financial Statements

                             Wulf International LTD

                             Statement of Cash Flows
                  For the Year Ended December 31, 1998 and 1997


                                                           12/31/98    12/31/97
                                                           --------    --------
Cash Flows from Operating Activities: (Note 1.b)

Net Income (Loss)                                         $(646,297)    (86,491)

         Net Cash  Provided
         (Used) by Operating Activities                    (646,297)    (86,491)

Cash Flows from Investing Activities:

         Net Cash Provided
         (Used) by Investing Activities

Cash Flows from Financing Activities:

         Sale of Common Stock                                30,000           0
         Sale of Preferred Stock                            133,000      61,000
         Common Stock for Services                          245,200      32,240
         Preferred Stock for Services                       237,940           0
                                                           --------    --------
                  Net Cash Provided
                  (Used) by Financing Activities            646,140      93,240
                                                           --------    --------

Net Increase in Cash and Cash Equivalents                      (157)      6,749
                                                           --------    --------
Cash and Cash Equivalents at Beginning of Period              6,749           0
                                                           --------    --------
Cash and Cash Equivalents at end of Period                    6,592       6,749
                                                           ========    ========

Supplemental Schedule of Non Cash Investing and Financing Activities:

Common Stock for Services                                   245,200      32,240
Preferred Stock for Services                                237,940           0







                        See Notes to Financial Statements

                             Wulf International LTD

                        Statement of Comprehensive Income
                  For the Year Ended December 31, 1998 and 1997

                                    (Note 9)
Net Income, December 31, 1998                                $(  646,297)

Other Comprehensive Income, Net of Tax                                -0-

Comprehensive Income (Note 9)                                $(  646,297)
                                                             ===========

Net Income, December 31, 1997                                $(   86,491)

Other Comprehensive Income, Net of Tax                                -0-

Comprehensive Income                                         $(   86,491)
                                                             ===========
















                      See Notes to the Financial Statements



                             Wulf International LTD

                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997

                               No.           Common         Paid-In           Pfd           Retained
                             Shares          Stock          Capital          Stock          Earnings         Total
                         -------------   -------------   -------------   -------------   -------------   -------------
Balance, Jan 1, 1997         4,227,903   $      42,279   $   2,445,875   $         -0-   $  (2,486,928)  $       1,226

Sale of Shares                                                                  61,000                          61,000

Shares for Services            310,100           3,101           27,913                                         31,014

Net Income,Dec 31, 1997                                                                        (86,491)        (86,491)
                         -------------   -------------   -------------   -------------   -------------   -------------

Balance, Jan 1, 1998         4,538,003   $      45,380   $   2,473,788   $      61,000   $  (2,573,419)          6,749

Sale of  Shares                300,000           3,000          27,000         158,000                         188,000

Shares  for Services        11,023,608         110,236         134,964                                         245,200

Preferred for Services                                                         888,500                         888,500

Preferred Discount                                            (675,560)                                       (675,560)

Net Income, Dec 31, 1998                                                                      (646,297)       (646,297)
                         -------------   -------------   -------------   -------------   -------------   -------------

Balance, Dec 31, 1998       15,861,611   $     158,616   $   1,960,192   $   1,107,500   $  (3,219,716)  $       6,592
                         =============   =============   =============   =============   =============   =============









                        See Notes to Financial Statements

                             Wulf International LTD
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997


Note 1:  Summary of Significant Accounting Policies:

a.  Organization and Business Activities

Wulf Oil Corporation was incorporated in Colorado in 1973. The Company was organized as an oil and gas exploration and operated as an oil and gas exploration entity until 1992. In 1992, the Company became inactive and ceased filing reports with the SEC but retained its status as a registered company. During 1997 and 1998 the Company negotiated a joint venture agreement with a native Philippines company and an agency of the Government of the Philippines, the Southern Philippines Development Authority, to construct 1 million low cost housing units in the southern portion of the country. The Company is currently seeking funding and Government guarantees for this project.

b.  Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

c.  Revenue recognition and credit policies:

The Company has had no revenues during the periods audited.

d.  Inventory:

The Company currently holds no inventory.

e.  Property and equipment:

Property and equipment will be recorded at its historical cost. Depreciation will be provided for in amounts sufficient to relate the asset cost to operations over the estimated useful life (three to five years) using the straight-line method for financial reporting purposes.

Gains and losses from disposition of property and equipment will be recognized as incurred and will be included in operations.

f.  Income Taxes:

The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

g.  Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h.  Asset Impairment:

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in its financial statements for the year ended December 31, 1998.

i.  Stock-Based Compensation:

The Company will follow the intrinsic value based method of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, for its stock-based compensation. The Company has not adopted a stock option plan.


Note 2:  Related Party Transactions:

During the year ended December 31, 1998, Common and preferred shares were issued to related parties, as follows, for services rendered:

Common shares issued to:
------------------------
George Wulf, CEO                                     5,000,000
Steven Nightingdale                                  3,000,000
Joseph Denahan                                         100,000
Tricity Holding Corporation                            900,000

Preferred shares issued to:
---------------------------
George Wulf, CEO                                       500,000
Joseph Denahan                                         100,000
Larry Franklin, President and COO                      100,000
Jenny Franklin, wife of Larry Franklin                   2,500
M. Croston, formerly associated
         with FSB Parker-Croston                       100,000
Tijarat & Investment Corporation                        86,000

During 1998 and 1997 the Company made cash payments to related parties, as follows, for services rendered:

                                                        1998        1997
                                                        ----        ----

Evergreen Petroleum Corporation                         $56,000     $10,000
Integra International                                   $32,000         -0-
WOC Transfer Co (Transfer Agent)                        $12,500     $ 4,750
Jennifer Beal                                           $ 2,500         -0-
Penigiran Hashim Jaya                                   $18,000     $ 6,000

Evergreen Petroleum Corporation is a private company owned by Janis Wulf and Jennifer Beal. FSB Parker-Croston is providing design services for the
Philippines project. George Wulf is the Chairman and CEO of Integra International. Jennifer Beal and Janis Wulf own WOC Transfer Company and are the daughter and wife of George Wulf. Pengiran Hashim Jaya is an officer of the Company. Joseph Denahan is currently providing consulting services to the Company.

Note 3:  Investment in Philipine Housing Project:

The Company expended $646,247 in 1998 and $86,491 in 1997 on its joint venture with an agency of the Government of the Philippines. (See Note 1 (a)). These amounts were expensed in the year incurred.

Note 4:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during 1998 and 1997. SFAS No. 128, Earnings per Share applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At
December 31, 1998 and 1997, respectively, the Company had common stock outstanding of 15,861,611 and 4,538,003. The weighted average number of common shares outstanding as of December 31, 1998 and 1997 respectively, was 13,996,865 and 4,271,741 and Basic Earnings per share was $(0.04) and $(0.02). Fully diluted shares outstanding at December 31, 1998 and 1997 were 18,386,552 and 4,309,866 respectively.

Note 6:  Income Taxes

At December 31, 1998, the Company has available net operating loss carryforwards of approximately $1,282,700 for federal income tax purposes that begin to expire in 1999. The federal income tax carryforwards resulted from the operating loss generated by prior operations and losses in 1997 and 1998. For financial purposes, a valuation allowance of $1,282,700 has been recognized to offset any deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company had generated substantial tax loss carryforwards in prior fiscal periods which expired unused in prior periods and in 1998 and 1997.

Year of Expiration                  Losses                     Credits
------------------            ------------------         ------------------
       1997                       $  186,000
       1998                          496,000                 $    5,000
       1999                          550,000
       ----                             --
       2012                           86,400
       2013                          646,300

Note 7:  Stockholders' Equity

At December 31, 1998 and 1997, the number of authorized and issued common and preferred shares and the related par value and dividends paid are as follows:

                                                    1998            1997
                                                 ----------      ----------

Common stock authorized                          50,000,000      50,000,000
Common stock issued and outstanding              15,861,611       4,538,003
Common stock par value                              $0.01           $0.01

Preferred stock authorized                       10,000,000      10,000,000
Preferred stock issued and outstanding            1,103,500          61,000
Preferred stock par value                           $1.00           $1.00

No dividends have been paid on common or preferred stock

Note 8:  Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts Receivable and Accounts Payable. The carrying amount of accounts receivable and accounts payable in the balance sheet approximates fair value.

Short-Term and Long-Term Debt. The carrying amount of the advances from affiliates recorded in the balance sheet approximates fair value because of its short term and its non-interest-bearing basis.

The carrying amounts of the Company's financial instruments at December 31, 1998 and 1997, respectively, represent fair value.

Note 9:  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Company's comprehensive income does not differ from its reported net income.

Note 10: Year 2000 Issues

The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or malfunction. The Company's currently does not own any accounting software, office software, or hardware applications. Other applications such as telephone systems, etc. are being reviewed by their vendors for compliance. No cost has been estimated at this time. It is presumed that future acquisition of these items will be Y2K compliant and the Company will investigate compliance before making any purchases.

Note 11: Contingent  Liabilities

The Company has entered into certain transactions for which payment of the obligations incurred is contingent upon funding of the Philippines National Shelter Project. These amounts are only due and payable when and if funding for this project is obtained. Should funding not be obtained these amounts will not be due and payable. There has been no provision for these contingent liabilities in the financial records of the Company.

         FSP Parker Croston (architects and engineers)            $     119,296
         AEPM (construction and project managers)                       160,008
         Joseph A. Denahan (financial consultant)                        20,662

Note 12: Subsequent Event

On April 30, 1999, subsequent to the date of these financial statements, the Company acquired all of the outstanding common stock of Specialized Financial Services, Inc.a Texas corporation. The Company issued 7,500,000 shares of its common stock for 100% of the stock held by stockholders of Specialized Financial Services, Inc. d.b.a. SFM Mortgage Company. SFM originates mortgage loans and sells these loans to permanent lenders. Since there is not an established market for either company's stock, the transaction was valued at the book value of SFM at April 30, 1998.

The following pro-forma assumes that the transaction occurred on December 31, 1998:

                             Wulf International LTD
                             Pro-Forma Balance Sheet
                                December 31, 1998

                   Cash                               $      55,100
                   Accounts Receivable Trade                103,039
                   Loans in Process                         393,483
                   Other current assets                     348,687
                                                        -----------
                            Total current assets            893,717

                   Property & Equipment, Net                 71,385
                   Other assets                               4,500
                                                        -----------

                   Total Assets                         $   976,194
                                                        ===========

                   Current Liabilities                  $   229,020

                   Long term debt                           164,784
                                                        -----------
                            Total Liabilities           $   393,804

                   Common stock, 23,361,611 issued
                            and outstanding             $ 2,336,161
                   Paid in capital                        1,034,005
                   Preferred stock                        1,107,500
                   Preferred stock discount                (657,560)
                   Retained Deficit                      (3,219,716)

                            Stockholders equity             581,390

                   Total Liabilities and Equity         $   976,194
                                                        ===========

On April 1, 1998, SFM Mortgage Corporation et al entered into a compromise Conciliation Agreement with the United States Department of Housing and Urban Development and the Fort Worth Human Relations Commission settleing a complaint which alleged a violation by SFM of the Fair Housing Act. The Settlement Agreement provides that over the next three years SFM will increase the funds available to low/mod income minority single family, owner-occupied mortgage loans by $35,415,258 in the metroplex.