Form 10QSB
period 1999-09-30
WULF INTERNATIONAL LTD
filed 1999-12-23
CIK 108633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Sept. 30, 1999



                          Commission file number 0-8638

             WULF INTERNATIONAL LTD. (formerly Wulf Oil Corporation) (Exact name of registrant as specified in its charter)

           COLORADO                                          83-0218086
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

               1909 Central Dr. (Suite 200), Bedford, TX   76021
              (Address of principal executive offices)   (Zip Code)

                                  817.540.5492
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                           $.01 par value common stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Common Stock                       27,833,390
                Preferred Stock                     1,346,300


                            Wulf International Ltd.
              Form 10-QSB for the Quarter ended September 30, 1999

                               Table of Contents


Part I - Financial Information                                                   Page No.
                                                                                 --------


Item 1 - Wulf International Ltd.                                                     2
     Financial Statements (UNAUDITED)

     Balance Sheets as of  Sept. 30, 1999 and 1998                                   3
     Statement of Operations for the Nine Months ended Sept. 30, 1999 and 1998       4
     Statement of Operations for the Three Months ended Sept. 30, 1999 and 1998      5
     Statement of Cash Flows for the Nine Months ended Sept. 30, 1999                6
     Notes to Financial Statements                                                   7

Item 2 - Management's Discussion and Analysis or Plan of Operation                  10

Part II - Other Information

Item 1.  Legal Proceedings                                                          13
Item 2.  Changes in Securities and Use of Proceeds                                  13
Item 3.  Defaults upon Senior Securities                                            13
Item 4.  Submission of Matters to a Vote of Security Holders                        13
Item 5.  Other Information                                                          14
Item 6.  Exhibits and Reports on Form 8-K                                           14
            (a) Exhibits:
                  Euro Property Agreement to Acquire Philippines Mineral Leases
                  Letter from Philippines Government on Housing project

            (b) Reports on form 8-K      (None)

Signature Page                                                                      15


                                     PART I

Item 1.  Financial Statements



                            Wulf International Ltd.
                           Comparative Balance Sheets
                          As of Sept. 30, 1999 and 1998




                                                         1999           1998
                                                     -----------    -----------
Current Assets:
  Cash                                               $    83,948    $    61,813
  Accounts Receivable-Trade                              111,307         44,132
  Loans in process                                       410,835        260,725
  Other Current Assets                                   119,966        303,847
                                                     -----------    -----------

Total Current Assets                                     726,056        670,517

Property, Plant & Equipment (net of depreciation)        108,506         52,999

Other Assets:
  Investment in Philippines Mineral Leases               200,000           --
  Other                                                    6,776         26,972
Total Other Assets                                       206,776         26,972
                                                     -----------    -----------
Total Assets                                         $ 1,041,338    $   750,488
                                                     ===========    ===========

Current Liabilities:
     Short term debt                                 $    59,392        104,000
     Other current liabilities                           148,765        130,696
Total current liabilities                                208,157        234,696

Long term debt, excluding current of $3,451               27,037        149,097


Deferred Federal Income taxes                               --              912


Stockholders Equity:
Common stock $.01 par value 50 million shares
authorized; issued and outstanding 27,833,390 and
15,651,611 in 1999 and 1998  respectively                278,333        156,516
Capital in excess of par value                         3,005,890      2,309,743
Preferred stock - 10 million shares authorized;
issued and outstanding 1,346,300 and 1,081,000 in
1999 and 1998 respectively                             1,346,300      1,081,000


Accumulated earnings (deficit)                        (3,824,379)    (3,181,476)
                                                     -----------    -----------


Total stockholders equity                                806,144        365,783


Total Liabilities and Equity                         $ 1,041,338    $   750,488
                                                     ===========    ===========

                             Wulf International Ltd.
                      Comparative Statements of Operations
               For the Nine Months ended Sept. 30, 1999 and 1998



                                                      1999              1998
                                                 ------------      ------------

Revenues-mortgage & other fees                   $  2,711,933      $  2,124,287
Less: Mortgage and other fees paid                  1,137,917           836,010
                                                 ------------      ------------
Net revenues                                        1,574,016         1,288,277

Operating expenses                                  1,702,337         1,128,467

Operating income (loss)                              (128,321)          159,810

General and administrative
expenses, principally related to
Philippines Housing project                           452,343           594,877

Other income (expense) - net                          (53,488)            4,595
                                                 ------------      ------------

Loss before income taxes                             (634,152)         (430,472)

Provision for income taxes                               --              50,623
                                                 ------------      ------------

Net loss                                             (634,152)         (481,095)
                                                 ============      ============

Net loss per share                                     (0.029)            (0.04)

Weighted average number of
common shares outstanding                          21,589,182        12,581,414

Fully diluted number of shares                     28,168,482        16,041,414

Fully diluted net loss per share                       (0.023)            (0.03)

                             Wulf International Ltd.
                            Statements of Operations
                 For the Quarters ended Sept. 30, 1999 and 1998





                                                      1999              1998
                                                 ------------      ------------

Revenues-mortgage & other fees                   $    765,458      $    755,160
Less: Mortgage and other fees paid                    340,501           263,867
                                                 ------------      ------------
Net revenues                                          424,957           491,293

Operating expenses                                    524,350           429,601

Operating income (loss)                               (99,393)           61,692

General and administrative
expenses, principally related to
Philippines Housing project                           177,749           114,474

Other income (expense) - net                          (38,051)            1,069

Loss before income taxes                             (315,193)          (51,713)

Provision for income taxes                               --                --

Net loss                                             (315,193)          (51,713)

Net loss per share-basic                               (0.012)           (0.003)
                -diluted                               (0.009)           (0.003)
Weighted average number of common
shares outstanding                                 27,315,890        15,562,316

Fully diluted number of shares                     34,092,390        20,614,816

                            Wulf International Ltd.
                            Statement of Cash Flows
                    For the Nine months ended Sept. 30, 1999

                                                           1999
                                                         ---------
Cash used by operating activities:
      Net loss                                           $(634,152)
Adjustments to reconcile net loss to net cash
 used in operations:
Depreciation                                                18,014
Writeoff of non-collectible account                         51,659
Other operating changes (net)                              136,521
                                                         ---------
Net cash used by operations                               (427,958)
                                                         ---------
Cash (used) provided by investing activities
Additions to PP&E net                                      (51,994)
Purchase of Philippines Minerals Lease                    (200,000)
                                                         ---------
      Net cash (used) by investing activities             (251,994)
                                                         ---------

Cash provided (used) by financing activities:
      Reduce long term debt                               (137,747)
      Sale of common stock                                 492,050
      Sale of preferred stock                              133,000
      Common stock for services                             16,700
      Preferred stock for services                           4,800
      Prefer. stock for Philip. Mineral Lease              200,000
                                                         ---------

Net cash provided (used) by financing activities           708,803
                                                         ---------

Increase (decrease) in cash:                                28,851
Cash, January 1                                             55,097

Cash, Sept. 30                                              83,948

                             Wulf International LTD
                   Notes to Consolidated Financial Statements
                        For the Year to Date and Quarters
                          Ended Sept. 30, 1999 and 1998

Note 1:  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Wulf International Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998.

Note 2:  Summary of Significant Accounting Policies

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

On April 30, 1999, Wulf International Ltd. (hereinafter also referred to as Wulf or the Company) closed its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is a ten-year old mortgage finance company with 40 employees. It does business primarily in Texas, Oklahoma, Colorado, California and Arizona. Through lines of credit with major financial institutions, they provide mortgage money primarily to the home real estate market. The mortgages are then sold in "packages" to large institutional investors. Last year SFM did about $73 million in mortgage loans and expects to increase that in 1999. SFM Mortgage is expanding its business by going into more states and increasing its staff this year, which will cause it to report losses for this quarter and for the year to date.

b.  Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

c. Revenue recognition and credit policies:

The Company recognizes revenues as earned and charges off specific receivables as bad debts when recovery is doubtful.

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

Note 3:  Bank Loans

Mid-Cities National Bank has extended to the Company's SFM Mortgage subsidiary a line of credit of $50,000 effective from July 29, 1999 for one year. The line is secured by a lien on equipment, inventories and accounts. As of Sept. 30, a total of $38,392 had been drawn down on this line. In addition, SFM had a two year bank loan for $21,000 covering certain computer equipment, secured by same, maturing July, 28, 2001.

Note 4:  Investment in Philippines Housing Project:

The Company expended approximately $600,000 in 1998 and $375,000 in 1999 through Sept. 30 on its joint venture with an agency of the Government of the Philippines. These amounts were expensed in the year incurred.

Note 5:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding. SFAS No. 128, Earnings per Share applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity



Note 6:  Year 2000 Issues

The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or malfunction. The Company's currently does not own any accounting software, office software, or hardware applications. Other applications such as telephone systems, etc. are being reviewed by their vendors for compliance. No cost has been estimated at this time. It is presumed that future acquisition of these items will be Y2K compliant and the Company will investigate compliance before making any purchases. The Company's SFM Mortgage subsidiary believes that its internal systems are Y2K compliant.


Note 7:  Contingent Liabilities

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

         FSP Parker Croston (architects and engineers)            $    140,000
         AEPM (construction and project managers)                      380,000
         Joseph A. Denahan (financial consultant)                       60,000

Item 2.  Management's Discussion and Analysis

Acquisition of SFM Mortgage Co.

     On April 30, 1999, Wulf International Ltd. (hereinafter also referred to as Wulf or the Company) closed its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is a ten-year old mortgage finance company with 40 employees. It does business primarily in Texas, Oklahoma, Colorado, California and Arizona. Through lines of credit with major financial institutions, they provide mortgage money primarily to the home real estate market. The mortgages are then sold in "packages" to large institutional investors. Last year SFM did about $73 million in mortgage loans and expects to increase that in 1999. SFM Mortgage is expanding its business by going into more states and increasing its staff this year, which will cause it to report losses for this quarter and for the year to date. This acquisition will be helpful to Wulf because SFM can assist with mortgage financing for the Philippines National Shelter Project if that project can obtain funding, approvals and be implemented. This project is for one million new homes to be built by the Southern Philippines Development Authority (SPDA)-Warisan Joint Venture of which Wulf is a 49% partner.

Philippines National Shelter Low Cost Housing Project

     During this quarter, the following activities occurred in our Philippines Project, which is described in detail in the Company's form 10KSB for 1998, and which is subject to obtaining financing and government guarantees, neither of which can be assured.

     On July 24, 1999, the Company formally presented the proposed low-income housing project for the southern Philippines to Joseph Estrada, President of the Philippines. This letter described the key components of the project and asked for his general indication of support. The key items covered in the letter were:

     (1)On June 24, 1998, about one year ago, the Warisan Group of companies entered Into a joint venture agreement with the Southern Philippines Development Authority (SPDA) whereby Warisan as developer will build One Million new homes for low income families over the next ten years in Mindanao, under the auspices of the National Shelter Program. The Warisan Group includes Amin & Sons Corporation of Zamboanga City, Taticbilt International Corporation of Manila, and Wulf International Ltd of Dallas, Texas. The estimated value of the houses is US$7,628,000,000.

     (2)Wulf International, as underwriter, has received commitments, subject to normal investment banking qualifications as to market conditions, due diligence, etc., from five of the larger international investment banking firms to be the lead manager and underwriter for US$250,000,000 in ten-year bonds to be issued by the SPDA and guaranteed by the Government of the Philippines. These funds would be rolled over during the ten-year construction period to provide US$7,628,000,000 in new homes, medical clinics, market areas, and schools for low-income families.

     (3)Warisan's architectural engineering staff, FSB/Parker-Croston of Fort Worth, Texas, has spent over six months on the design of the housing units and town sites that would meet the exacting standards of the SPDA. Warisan's engineering management staff, A.E.P.M., also of Fort Worth, advises that they can complete about 10,000 new houses each month after full mobilization, and that the services of about 50,000 professional, skilled, and unskilled Filipino workers will be required for this project. The houses will be of varying design and size and will be fabricated in the Philippines using, to the extent practicable, available materials and equipment. The goal of the Warisan Group is to build homes that (1) are well designed with full amenities, (2) are attractive and compatible with the surroundings, and (3) are quality homes that low income families can be proud to own.

     (4)SFM Mortgage Company, a wholly owned subsidiary of Wulf, will be the loan originator and primary lender to the buyers of the One Million new homes.

     (5)The Warisan Group has completed its Feasibility Study of this project, including a Business Plan, Executive Presentation, Exhibits, and House Design and Construction reports, in cooperation with the SPDA.

     (6)Warisan also is interested in engaging in a similar project of another One Million homes for low income families in Greater Manila and other areas in the northern Philippines. We have been provided with a draft joint venture agreement from the National Housing Authority for this project and would be ready to proceed very quickly upon confirmation of the Government of the Philippines. Also, SFM Mortgage is ready and willing to provide funding for the currently outstanding low-income home mortgages in the Philippines upon receiving an invitation from that Government.

         On September 17, 1999 SFM Mortgage Company, a wholly owned subsidiary of the Company, received an invitation from the Presidential Committee on Flagship Programs and Projects in the Office of the President inviting SFM to visit the Philippines and meet with the Chairman of the Flagship Committee and the key housing agencies. The purpose of the meeting is to acquaint SFM with the mortgage requirements for the low income housing program and to assist SFM in setting up a legal entity in the Philippines.

         On October 15, 1999, the Company received a reply to the July 24, 1999 letter from the Presidential Committee on Flagship Programs and Projects in the Office of the President informing the Company that "we strongly support this proposed housing project in Mindanao and the establishment of mortgage company for the benefit of our people." The Committee requested that the company now submit a detailed feasibility study and corporate profiles of the joint venture partners. The consulting-design-construction company, Lockwood Greene, a subsidiary of Philipp Holzmann International has been contacted by the Company and negotiations are underway for a contract to complete the required feasibility study.

Purchase of 20% of Philippines Mineral Exploration Project

         On April 6, 1999 the Company entered into a preliminary agreement with Euro Property & Finance Ltd, wherein Wulf issued 200,000 shares of preferred stock in exchange for 20% interest in a gold exploration project in the Philippines. Euro must provide Wulf with an appraisal by a qualified engineer, as well as all geological, geophysical, and other data in its possession pertaining to this project to finalize the agreement. This is expected in the next 60 days. Wulf also has the option to acquire another 75% interest in the project for 100,000 additional shares of preferred. This option must be exercised by January 31, 2000.

Results of Operations

         Wulf's mortgage subsidiary (SFM Mortgage) incurred a pretax loss of $137,444 in the quarter and $181,809 year to date. This compares to a profit of $62,761 in the prior year quarter and a profit of $164,405 through Sept. 30 of last year. These losses in the current year were caused by SFM's business expansion within Texas and into additional states necessitating up front expenditures for increased staff and other expenses. Interest expense for the nine months ended Sept. 30, 1999 was $9,298.

         General and administrative expenses for the nine months totaled $452,343 compared to $594,877in the prior year. The majority of these expenses were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines.

         Wulf's total net losses for the quarter and September year to date were $315,193 and $634,152 respectively.

Liquidity and Capital Resources

         During the nine months ended Sept. 30, 1999 Wulf continued to fund its business through existing working capital, bank loans described below, private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf expects to continue to fund itself through these means. Mid-Cities National Bank has extended to the Company's SFM Mortgage subsidiary a line of credit of $50,000 effective from July 29, 1999 for one year. The line is secured by a lien on equipment, inventories and accounts. As of Sept. 30, a total of $38,392 had been drawn down on this line. In addition, SFM had a two year bank loan for $21,000 covering certain computer equipment, secured by same, maturing July, 28, 2001. Interest rates on these loans are at rates of 9.25% and 9% respectively. The 9% rate on the $50,000 line of credit is adjusted based on 1% over the lowest money center bank rate quoted in the Wall Street Journal.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

     Insofar as is known to the Company's management as of Sept. 30, 1999, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject.


Item 2.  Changes in Securities and Use of Proceeds

     Both  common and  preferred  stock have been sold in  private  sales  under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                               Nine Months Ended Sept. 30, 1999
                                               ---------------------------------
                                                    Shares            Dollars
                                                  ---------          --------
   Common stock sold cash                         2,820,500          $282,050
   Common stock issued for services               1,670,000            16,700
   Common stock issued for preferred converted      445,000            89,000
   Common stock issued for SFM purchase           7,500,000           781,308

   Preferred stock sold cash                        133,000           133,000
   Preferred stock issued for services                4,800             4,800

   Preferred stock issued for mineral
   lease interests                                  200,000           200,000

                                               Three months ended Sept. 30, 1999
                                               ---------------------------------
   Common stock sold cash                            55,000              5500
   Common stock issued for services                  20,000               200
   Common stock issued for preferred converted            0                 0

   Preferred stock sold cash                         78,000            78,000
   Preferred stock issued for services                3,000             3,000



     The holders of preferred stock have the option to convert their stock to common on the basis of one share of preferred for five shares of common after one year from date of issue. Preferred shareholders also have the right to one warrant to purchase common stock for $0.10 per share for each share of preferred held, with the warrant expiring one year from date of purchase of the preferred stock. The preferred stock is non-voting stock but has first right on all assets in the event of liquidation up to $1.00 per preferred share.


Item 3.  Defaults Upon Senior Securities.    None

Item 4.  Submission of Matters to a Vote of Security Holders.    None

Item 5.  Other Information.

     On April 1, 1998, SFM Mortgage Corporation et al entered into a compromise Conciliation Agreement with the United States Department of Housing and Urban Development and the Fort Worth Human Relations Commission settling a complaint which alleged a violation by SFM of the Fair Housing Act. The Settlement Agreement provides that over the next three years SFM will increase the funds available to low/moderate income minority single family, owner-occupied mortgage loans by $35,415,258 in the Dallas/Ft. Worth metroplex.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)      Exhibits
             Euro Property Agreement to Acquire Philippines Mineral Leases Letter from Philippines Government on Housing project


    (b)      Reports on Form 8-K     (None)

SAFE  HARBOR  STATEMENT  UNDER  THE  PRIVATE  LITIGATION  REFORM  ACT  OF  1995.

     Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WULF INTERNATIONAL LTD.



                                                 /s/  George R. Wulf
Date: December 21, 1999                        --------------------------------
                                                George R. Wulf, Chairman and CEO

                                                   (Principal executive officer
                                                    and principal financial and
                                                    accounting officer)