Form 10KSB
period 1999-12-31
WULF INTERNATIONAL LTD
filed 2000-04-14
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                   FORM 10-KSB

|X   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Fiscal year ended December 31, 1999

     or

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______to _______

     Commission File Number 000-08638

                             WULF INTERNATIONAL LTD.
                          (F/K/A WULF OIL CORPORATION)
                 (Name of small business issuer in its charter)

             Colorado                                      83-0218086
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

      1909 Central Drive, Suite 200                              76021
            Bedford, Texas                                     (Zip Code)
 (Address of principal executive offices)

                 Issuer's telephone number, including area code:
                                 (817) 540-7432

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to section 12(g) of the Exchange Act:
                           $.01 par value Common Stock
                                (Title Of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  No X

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $3,364,498
                                                                   ----------
         The aggregate market value of the voting and non-voting common equity held by non-affiliates cannot be calculated because there is no established public market for the issuer's common stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                 Number of Shares Outstanding
Title of Each Class                                    at March 31, 2000
-------------------                                    -----------------

Common Stock, $0.01 Par Value                             29,779,111

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

                             WULF INTERNATIONAL LTD.
                                TABLE OF CONTENTS

Form 10-KSB Item                                                          Page
----------------                                                          ----

Part I.

    Item 1.  Business

    Item 2.  Properties

    Item 3.  Legal Proceedings

    Item 4.  Submission of Matters to a Vote of Security Holders

Part II.

    Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters

    Item 6.  Management's Discussion and Analysis or Plan of Operation

    Item 7.  Financial Statements

    Item 8.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

Part III.

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

    Item 10  Executive Compensation

    Item 11. Security Ownership of Certain Beneficial Owners
                 and Management

    Item 12. Certain Relationships and Related Transactions

    Item 13. Exhibits, List and Reports
                 On Form 8-K

             Signatures

                                     PART I.

                                     ITEM 1.
                                    BUSINESS
                                    --------

         Since 1997, Wulf International Ltd. (the "Company" or "Wulf") has continued to develop a plan to provide construction of low cost and low priced houses in the Philippines and has financed its efforts through the sale of its stock, both common and preferred. The Company has sold stock in private transactions for cash and issued stock to consultants for services rendered.

         Additionally, while the Company continues to negotiate with investment bankers regarding a potential financing for this housing project, the investment bankers will, in all likelihood, require that the Government of the Philippines guarantee any such financing undertaken. There can be no assurance that the Government of the Philippines will agree to guarantee any such financing or that an investment banker will agree to underwrite any such financing, particularly on any basis other than best efforts.

         During 1999, the Government of the Philippines reorganized its housing program as well as the Executive Branch of the Government, and negotiations with the Government were placed on hold for much of the year. The Office of the President now has notified the Company orally that they are ready to enter into final negotiations for the housing program (see below under Subsequent Events).

         On March 15, 1999, the Company assigned a ten percent (10%) interest in and to the Warisan Joint Venture (a seven percent (7%) in the SPDA-Warisan JV) to Taticbilt International Corporation, a Philippines Corporation, a qualified builder of low cost houses in the Philippines.

         On April 6, 1999, the Company entered into a preliminary agreement with Euro Property & Finance Ltd.("Euro Property") wherein Wulf issued 200,000 shares of preferred stock in exchange for a 20% interest in a gold exploration project in the Philippines with the option to acquire the balance of the interest held by Euro Property for the issuance of an additional 100,000 shares of Wulf preferred stock. Wulf exercised that option on January 31, 2000 (see below)

         On April 30, 1999 the Company acquired all of the issued and outstanding shares of Specialized Financial Services, Inc., d/b/a SFM Mortgage Company ("SFM"). The shareholders of SFM received 7,500,000 shares of the Company's common stock. Thus, SFM became a wholly owned subsidiary of the Company. SFM is a mortgage broker in the home real estate market operating primarily in Texas and is in the process of expanding into other states. Its offices are in Bedford, TX in the Dallas/Ft. Worth metropolitan area. SFM has been in business for approximately 10 years. As a mortgage broker it closes loans using "warehouse" lines of credit with financial institutions and then sells those loans to "permanent" lenders within a few days.

         SFM is currently a mortgage banker and is approved or exempt to do business in 20 states, and has exceptions to do business in 17 additional states. SFM is active in working with low-income and minority housing. SFM plans to increase its capital and its operating revenue through the acquisition of several other mortgage companies currently operating in the State of Texas. There can be no assurance that any of the negotiations will result in the acquisition of one or more mortgage companies.

         The Government of the Philippines has suggested that SFM consider providing financing for existing low-income mortgages now held by the Government as well as those mortgages that will be needed for the proposed 2,000,000 new homes to be built under the Company's present plan. There can be no assurance that SFM will be able to increase its capital and even if it can increase its capital that either SFM or the Company will be successful in developing its operations in the Republic of the Philippines.

Employees

         As of April 14, 2000, the Company and SFM employed an aggregate of 44 persons, 44 of whom are full time and none of whom are part-time. None of either the Company's or SFM's employees are represented by labor unions. The Company considers its relations with its employees to be good.

Subsequent Events

         On January 31, 2000, the Company exercised its option related to gold properties held by Euro Property in the Philippines, thereby acquiring 100% of the interest owned by Euro Property and its subsidiary companies, Gold Mountain Mining Ltd, Malaguit Mineral Resources Corporation, and Pacific Rim Mining Ltd in the Philippines. Gold Mountain Mining has filed with the Philippines Energy and Mineral Resources Department for mining rights to 234,900 hectares of land in northeastern Mindanao after the expenditure of approximately $1,000,000 for geological information on these lands. This exploration resulted in the location of potential areas of significant gold values. Malaguit Mineral Resources has filed a claim to 30,983 hectares immediately offshore from the Percale Gold District in Camarines Norte, Luzon, after spending approximately $500,000 in exploration costs. The recovered data indicate the possibility of economic gold reserves in this block. The Company intends to conduct further exploration in these two areas if it has sufficient capital. There is no assurance that gold deposits of commercial value will be found and defined or that the licenses required for the extraction of any gold found will be issued by the Government of the Philippines.

FORWARD LOOKING STATEMENTS

         This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, risks inherent in acquisitions and business expansion, changes in governmental policies and/or regulations in the Philippines, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

                                     ITEM 2.
                                   PROPERTIES
                                   ----------

         The Company owns no real estate. The Company leases approximately 8080 square feet of general office space at 1909 Central Drive, Suite 200, Bedford, Texas 76021, of which 1070 square feet is on a month to month basis and 7010 square feet is pursuant to a lease that is scheduled to expire on September 1, 2003. The business operations of SFM are also conducted at this location.

         The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its current needs.

                                     ITEM 3.
                                LEGAL PROCEEDINGS
                                -----------------

       Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings.

                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

                                      None


                                     PART II

                                     ITEM 5
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

         Due to the inactive status of the Company between 1992 and 1997 and the absence of SEC, the Company does not believe that there is an established public trading market for its common stock.

         As of April 14, 2000, there were approximately 5,760 shareholders of record of the Company's common stock and 38 shareholders of record of the Company's preferred stock. There have been no cash dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company does not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, the Company intends to retain earnings to fund the Company's operations and planned expansion of its business. The payment of any future cash dividends would be at the discretion of the Company's Board of Directors and would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         Both common shares and preferred shares have been issued by the Company in private transactions without registration under the Securities Act of 1933, as amended. For the year ended December 31, 1999, 3,525,000 shares of the Company's common stock have been issued in exchange for cash and 1,297,500 shares for services rendered and 179,000 shares of the Company's preferred stock have issued for cash and 9,300 shares issued for services rendered. Each holder of the Company's preferred stock has the option to convert their shares into shares of the Company's common stock on the basis of one (1) share of preferred stock for five (5) shares of the common stock after one (1) year from the date of issuance of the preferred stock. During 1999, 89,000 shares of preferred stock were exchanged for 445,000 shares of common stock. In addition, each holder of preferred shares has the right to one (1) warrant to purchase the Company's common stock for $0.10 per share for each share of preferred stock held. The right of holders of preferred shares to purchase these warrants expires one year from the date of issuance of the preferred shares. During 1999, the holders of 50,000 shares of preferred stock exercised their right to purchase 50,000 shares of common stock.

                                     ITEM 6.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
            ---------------------------------------------------------

Results Of Operations
---------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         In 1999, Wulf acquired gold properties in the Philippines that require additional expenditures to prove up their value, if any. The principal business for Wulf in the Philippines, however is the planning, designing and construction of low-income homes for the Government of the Philippines. The Government estimates the present need for homes of this type is over 5,000,000 with about 1,000,000 families already qualified to purchase a home. Wulf and its partners in the Warisan Group have a joint venture agreement with the Government to build 1,000,000 new homes in Mindanao during the next ten years. Further, the Warisan Group is negotiating with the National Housing Authority to build another 1,000,000 homes in the northern Philippines. Wulf owns 49% interest in the joint venture. Although several international investment banking firms have indicated they would assist in providing the needed capital, estimated to be $250,000,000, there is no assurance that this capital will be provided or that mutually agreeable terms and conditions can be negotiated with the Government of the Philippines. To facilitate negotiations with the Government, the Warisan Group maintains an office in Manila, Philippines.

         In 1999, the Company's wholly-owned subsidiary, SFM prepared to change its operations to that of a full-scale mortgage company and now has a team in place to make SFM a substantial wholesale and retail mortgage company. To accomplish this goal, SFM has provided extensive training for its loan officers and staff." The State of Texas has enacted a law allowing mortgage companies to do reverse mortgages as well as refinancing the manufactured homes in one loan versus the high interest rate on the home and another loan on the land. SFM can now refinance homes of this type and the land in a regular Fannie/Freddie home loan with a standard interest rate. This type of financing covers an estimated 43% of the homes sold in Texas. Although SFM showed a loss in 1999, it expects to return to profitability in the year 2000 not only from the above mentioned diversification but also from an increased volume of business resulting from the acquisition of several additional mortgage companies and the expected contracts with the Government of the Philippines. Unaudited financial statements for SFM for the 1st quarter 2000 show a profit of $7,844. The expectations of future profits, however, are not assured.

         Revenues for 1999, which are entirely from the Company's mortgage subsidiary (which was acquired on April 30, 1999), were essentially the same as in 1998. Revenues in 1999 were $3,364,498 compared to $3,343,491 in the prior year.

         Operating expenses increased substantially in 1999 due to the Company's expansion in Texas and other states and the buildup of Internet, wholesale and new lines of business capability. These increases were primarily for salaries and fringes. Operating expenses were $2,276,238 in the current year, an increase of 42% compared to 1998's total of $1,605,224. The expansion of the mortgage subsidiary's capabilities is expected to begin to be realized in increased sales in the 2nd quarter of 2000.

         Operating results for the Company in 1999 were a loss of $356,576 compared to a profit of $ 394,331 in the prior year. This change was caused by the increased expenses associated with the mortgage subsidiary's expansion described in the paragraph above.

         The Company's general and administrative expenses, principally related to the Philippines Housing Project declined slightly in 1999 versus the prior year ($553,036 versus $646,247 in 1998).

         The net loss for Wulf in 1999 was $874,116 compared to a loss of $316,218 in the prior year.

Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

         Revenues for 1998, which are entirely from the Company's mortgage subsidiary, increased by 50% over 1997. Revenues in 1998 were $3,343,491 compared to $2,234,286 in the prior year. The increased level of business was due to the higher levels of mortgage refinancing as well as increased home financing activity in the Dallas-Ft. Worth region.

         Operating expenses increased in 1998 by 10% due to the higher volume of activity as compared to 1997. Operating expenses were $1,605,224 in 1998 compared to $1,454,262 in 1997.

         The Company's operating profit in 1998 was $394,331 compared to a loss of $111,947 in 1997.

         The Company's general and administrative expenses, principally related to the Philippines Housing Project, increased substantially in 1998 versus 1997. These expenses were $646,247 in 1998 versus $86,491 in 1997 as activities in the Philippines covered a full year in 1998 and only began in the latter part of 1997.

         Wulf's net loss in 1998 was $316,218 compared to a loss of $93,955 in 1997.


Liquidity and Capital Resources
-------------------------------

         The Company made no material cash acquisitions or improvement expenditures during the year ended December 31, 1999, but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's business plan (described herein), when, and if, implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. The Company intends to obtain additional financing through the sale of equity and/or debt securities and or part of its interest in the SPDA-Warisan Joint Venture; there can be no assurance that the Company will obtain financing necessary to implement and undertake its business plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt, or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its business plan. If the Company is unable to generate sufficient capital for its Philippines operations, it will restrict its business plan to the mortgage operations of its subsidiary, SFM.

         Mid-Cities National Bank has extended to the Company's subsidiary, SFM a line of credit of $50,000 effective from July 29, 1999 for one year. The line is secured by a lien on equipment, inventories and accounts. As of December 31, 1999 a total of $50,000 has been drawn down on this line. In addition SFM has a two year bank loan for $21,000 covering certain computer equipment, secured by the same, maturing July 28, 2001. Interest rates on these loans are at rates of 9% and 9.25%, respectively. The 9% rate on the $50,000 line of credit is adjusted based on 1% over the lowest money center bank rate quoted in the Wall Street Journal. The Company's subsidiary, SFM, also has "warehouse lines of credit" to temporarily fund mortgages until sold to a permanent lender.

New Accounting Standards.
-------------------------

         In 1998, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement simplifies the previous standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has compiled with the disclosure requirements of SFAS 128 in its financial statements for its fiscal year ending December 31, 1999.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report selected financial information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure requirements of SFAS Nos. 131 are effective for financial statements for financial years beginning after December 15, 1997. The Company has complied with the disclosure requirements of SFAS No. 131 in its financial statements for its fiscal year ending December 31, 1999.

Deferred Tax Assets.
--------------------

         The Company has deferred income benefits of $172,975 on its balance sheet as an asset resulting from the tax losses at its wholly-owned subsidiary, SFM.

                                     ITEM 7.
                              FINANCIAL STATEMENTS
                              --------------------

         The financial statements set forth herein commence on page F-1 of this report.

                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None.

                                    PART III

                                     ITEM 9.
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                -------------------------------------------------

         The directors and executive officers of the Company as of April 14, 2000 are as follows:

       Name              Age                Position(s) Held
       ----              ---                ----------------

  George Wulf             69     Chairman of Board of Directors, Chief
                                 Executive Officer, and Principal Financial
                                 And Accounting Officer

  Pg. Hashim Jaya         40     Vice Chairman of the Board of Directors
                                 Executive Vice President, and Secretary

  William L. Franklin     51     President, Chief Operating Officer and Director

  Donald Bernard          67     Director

  Merve Croston           73     Director

         None of the officers or directors of the Company had directorships of any other SEC reporting companies. None of the officers or directors is involved in any legal proceedings.

         Each Director serves until the next succeeding annual meeting of shareholders and until his successor is elected and qualified or until his death, resignation or removal. Annual meeting of shareholders and directors are held at such time and place as the Board of Directors may from time to time determine.

         George Wulf has served as the Chief Executive Officer Chairman of the Board of the Company since 1992. From 1992 to 1997, Mr. Wulf also served as the Company's President and from 1992 to the present as its Principal Financial Officer. He received BS and MS degrees in petroleum engineering and geology, respectively, a Ph.D. degree in geology from the University of Michigan and a LL.B. degree in Law. He is Director and General Manager of Primal Corporation (Brunei) and Chairman of Integra Mining (Brunei). He started his career with Mobil in the U.S. and abroad, later worked for Amoco, and then spent over 30 years as an independent oil and gas operator, both in the U.S. and internationally. He is a fellow of the Geological Society of America and a member of several other professional organizations including the American Association of Petroleum Geologists, the Geological Society of Nepal and the Association of International Petroleum Negotiators.

         Pengiran Hashim Jaya has been Vice Chairman and Executive Vice President, of the Company since October 1997 and Secretary since December 1997. Mr. Jaya holds a degree in business administration from University of Brunei and has extensive experience in business and personnel management in Brunei and the Philippines. Since 1990, he has been the President of Integra Mining, Sdn., Bhd., and Executive Vice President of Integra International Inc. since December 1995. Integra International Inc. is engaged in petroleum exploration in Brunei and in the United States. Integra Mining is engaged in mineral exploration in Southeast Asia.

         William L. Franklin has been President and Chief Operating Officer of the Company since March 1998 and a Director since January 15, 2000. Mr. Franklin has been employed for more than the last five years as Vice President of the Tarrant County Hospital District where he is responsible for all facilities related capital activities. He is also President, Director and a shareholder of AEPM Inc. a project management firm, which with Wulf has a contractual relationship. He holds BS and MS degrees in Aerospace Engineering from the Georgia Institute of Technology and an MS degree in Management Science. He is a Registered Professional Engineer. While in the U. S. Army Corps of Engineers, he was in charge of a $200 million military housing and airport construction project in Dhahran, Saudi Arabia. Mr. Franklin also has been involved in construction projects in the People's Republic of China and large projects in the Dallas-Ft. Worth area. He is a member of the Construction Management Association of America and several other professional organizations.

         Donald Bernard attended the University of Michigan and received BA, JD, and LL.M. (International Law) degrees from the University of Texas. He practiced law briefly and spent 20 years in the U.S. Navy, retiring with the rank of Commander, Submarine Qualified. He holds a Commercial Pilot's license for multi-engine and jet aircraft with instrument ratings. Mr. Bernard is the CEO of a European computer research company and is Chairman of Metro Verde Development Corporation, a Philippines company engaged in Government privatization project. He also is a Director of the Angeles University Foundation in the Philippines. Mr. Bernard was appointed a Director of the Company on February 8, 2000.

         Merve Croston received a BS degree in Architecture from the Oklahoma State University. After working for Wilson Patterson, he jointed Morris Parker and formed Parker-Croston in 1965. In 1994, Parker Croston merged with Frankfort-Short Bruza. Mr. Croston retired from FS/Parker-Croston in 1999 after serving as Chief Executive Officer. He now practices as a Consulting Architect. Mr. Croston has over 40 years experience in architectural engineering and management. He is a Fellow of the Society of American Military Engineers and received the prestigious James R. Wooten Service Award of the American Institute of Architects. Mr. Croston was appointed a Director of the Company on January 15, 2000.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Act of 1934, as amended, requires the Company's executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten percent stockholders") to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. ("NASD"). Executive officers, directors and ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company's executive officers, directors and ten percent stockholders became subject to these requirements in December, 1973, when the registration statement relating to the Company's initial public offering was declared effective by the SEC.

         Based solely upon the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to its executive officers, directors and ten percent shareholders were fulfilled on a timely basis, except that (1) Mr. Franklin failed to report a gift of 10,000 shares of the Company's preferred stock in June 1999, and gifts totaling 10,000 shares of the Company's preferred stock in August 1999, and (2) Mr. Wulf failed to report a gift of 50,000 shares of the Company's preferred stock in July 1999.

                                    ITEM 10.
                             EXECUTIVE COMPENSATION
                             ----------------------

         Directors of the Company currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses occurred in attending meetings. No compensation was awarded to, earned by, or paid to officers of the Company in 1999, 1998 or 1997.

                                    ITEM 11.
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
                              ---------------------

         The following tables set forth certain information regarding beneficial ownership of the common stock as of April 14, 2000, by (i) all persons known by the Company to be the owner of record or beneficially of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group


  Name and Address             Nature and Amount of (1)(2)
Of Beneficial Owner               Beneficial Ownership         Percent of Class
----------------------            --------------------         ----------------

George Wulf(3)                          7,997,774                    27.9%
P.O. Box 795759
Dallas, Texas 75379

Pengiran Hashim Jaya                      255,000                     0.9%
#1 Taman Salmah, Simpang #25
Mata Mata, Gadong
Bandar Seri Begawan, Brunei

William L. Franklin(4)                    512,500                     1.8%
509 Emily Drive
Fort Worth, Texas 76108

Donald Bernard                             70,000                     0.2%
14 Scenic Drive
Whitehall, Montana 59759

Merve Croston(5)                        1,175,000                     4.1%
2424 Winton Terrace West
Fort Worth, Texas 76109

Randie Wolzen(6)                        3,461,200                     12.1%
1909 Central Drive
Bedford, Texas 76021

Steven Nightingale(7)                   3,185,000                     11.1%
P.O. Box 2071
Reno, Nevada 89505

All executive Officers                 10.010.274                     34.9%
and Directors as Group (5 persons)

1. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person with 60 days upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 28,679,111 shares of common stock outstanding, before any consideration is given to outstanding options or warrants. Certain of the Company's directors disclaim beneficial ownership of some of shares included in the table.

2.   Includes  shares of common stock  issuable upon the conversion of shares of
     preferred  stock  to  the  extent  such  preferred   shares  are  presently
     convertible.

3. Includes 2,255,000 shares with respect to which Mr. Wulf has the right to acquire by virtue of the conversion of 451,000 outstanding shares of preferred stock. Mr. Wulf disclaims beneficial ownership of (i) 683,774 shares of common stock owned by Evergreen Petroleum Corporation, a corporation owned by Mr. Wulf's wife and daughter; (ii) 30,500 shares of common stock owned by Mr. Wulf's wife; and (iii) 6,000 shares of common stock held in a trust for Mr. Wulf's daughter pursuant to which Mr. Wulf's wife is trustee.

4. Includes (i) 400,000 shares of common stock shares with respect to which Mr. Franklin has the right to acquire by virtue of the conversion of 80,000 outstanding shares of preferred stock, and (ii) 12,500 shares of common stock by Mr. Franklin's wife.

5. Includes 675,000 shares of common stock with respect to which Mr. Croston has the right to acquire by virtue of the conversion of 135,000 outstanding shares of preferred stock.

6. Includes 250,000 shares of common stock with respect to which Ms. Wolzen has the right to acquire by virtue of the conversion of 50,000 outstanding shares of preferred stock.

7. Includes 165,000 shares of common stock with respect to which Mr. Nightingale has the right to acquire by virtue of the conversion of 33,000 outstanding shares of preferred stock.

         The following table sets forth certain information regarding beneficial ownership of the preferred stock as of April 14, 2000, by (i) all persons known by the Company to be the owner of record or beneficially of more than five percent of the outstanding shares of preferred stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group.

 Name and Address                 Nature and Amount of (1)
Of Beneficial Owner                Beneficial Ownership         Percent of Class
-------------------                --------------------         ----------------

George Wulf                               451,000                     32.6%
P.O. Box 795759
Dallas, Texas 75379

Pengiran Hashim Jaya                            0                      0.0%
#1 Taman Slamah, Simpang #25
Mata Mata, Gadong
Bandar Seri Begawan, Brunei

William L. Franklin                        82,500                      6.0%
509 Emily Drive
Fort Worth, Texas 76108

Donald Bernard                                  0                      0.0%
14 Scenic Drive
Whitehall, Montana 59759

Merve Croston                             135.000                      9.7%
2424 Winston Terrace West
Fort Worth, Texas 7610

Signet Mining & Investments Ltd           200,000                     14.4%
5200 Keller Spring, Suite 423
Dallas, Texas 75248

All Executive Officers and                668,500                     48.3%
Directors as a Group (5 persons)

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting power and investment power with respect to all shares of preferred stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 1,402,800 shares of preferred stock outstanding, before any consideration is given to outstanding options or warrants.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

         The Company paid to Integra International Inc., a corporation in which Mr. Wulf is the Chairman and Chief Executive Officer, $81,300 in 1999 for consulting services.

         The Company paid to Pengiran Hashim, an executive officer and director of the Company, $94,700, for reimbursement of expenses incurred on behalf of the Company.

                                     ITEM 13
                     EXHIBITS, LIST AND REPORTS ON FORM 8-K
                     --------------------------------------

The following documents are filed as part of this report:

         1.       Financial Statements

         The financial statements and schedules listed in the accompanying index to financial statements are filed as part of this report.

         2.       Exhibits.

  Exhibit
  Number  Description

2.1 Agreement dated as of April 30, 1999 between Wulf International Ltd. and SFM Mortgage Company. (1)
3.1      Articles of Incorporation of Wulf International Ltd., as amended. (1)
3.2      Bylaws of Wulf International, Ltd. (1)
4.1      Form of Warrant Agreement. (1)
10.1     Letter   Agreement  dated  December  8,  1997  between  AEPM  and  Wulf
         International Ltd., as amended. (1)
10.2 Letter Agreement dated December 8, 1997 between FSB/Parker-Croston and Wulf International Ltd. (1)
10.3 Joint Venture Agreement dated as of April 1, 1998 by and between Amin And Sons Corporation and Wulf International Ltd. (1)
10.4 Joint Venture Agreement dated as of June 24, 1998 by and between Southern Philippines Development Authority and Warisan Group Joint Venture. (1)
10.5 Agreement dated January 1, 1994 by and between Wulf International Ltd. and WOC Stock Transfer Company. (1)
10.6     Stock  Agreements  dated  February  1998 between the Company and George
         Wulf.
10.7     Letter agreements between Joseph Denahan and the Company. (1)
23.1     Consent of Alvin Dahl & Associates, P. C. (1)
27.1     Financial Data Schedule. (1)
99.1     Euro Property Agreements (2)
99.2     Letter from Philippines Government (2)

------------------------
(1)      Filed with Report 10-KSB dated December 15, 1999.
(2)      Filed with Report 10-QSB dated December 23, 1999.

         3.       Reports on Form 8-K
                       None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                  WULF INTERNATIONAL LTD.



                                  By: /s/  George Wulf
                                     -----------------------------
                                           George Wulf
                                           Chief Executive Officer and Principal
                                           Financial and Accounting Officer

         Dated: April 14, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons of the registrant and in the capacities indicated on April 14, 2000.


     Name                                       Title
     ----                                       -----


 /s/  George Wulf
----------------------------
      George Wulf               Chief Executive Officer, Principal Financial and
                                Accounting Officer and Chairman of the Board of
                                Directors

 /s/  Pg. Hashim Jaya
----------------------------
      Pg. Hashim Jaya           Vice-Chairman  of  the  Board,  Executive   Vice
                                President and Secretary


 /s/  Larry Franklin
----------------------------
      Larry Franklin            President, Chief Operating Officer and Director



 /s/  Donald Bernard
----------------------------
      Donald Bernard            Director



 /s/  Merve Croston
----------------------------
      Merve Croston             Director

                            Wulf International Ltd.
                           Comparative Balance Sheets
                   For the Year Ended Dec. 31, 1999 and 1998
                                  (unaudited)



                                                       1999           1998

Current Assets:
  Cash                                             $    62,260    $    55,100
  Accounts Receivable-Trade                             98,368        103,039
  Loans in process                                     336,124        393,483
  Deferred income tax benefits                         172,975         93,043
  Other Current Assets                                   6,003        255,644
                                                   -----------    -----------

Total Current Assets                                   675,730        900,309

Property, Plant & Equipment (net of deprec)            105,870         71,385

Other Assets:
  Investment in Philippines Mineral Leases             200,000
  Other                                                  6,776          4,500
Total Other Assets                                     206,776          4,500
                                                   -----------    -----------

Total Assets                                       $   988,376    $   976,194
                                                   ===========    ===========

Current Liabilities:
     Short term debt                               $    87,089    $   104,000
     Accounts payable                              $   142,439    $    57,904
     Accrued Payroll                               $    46,781
     Other current liabilities                     $    37,704    $    67,116
                                                   -----------    -----------
            Total current liabilities              $   314,013    $   229,020
                                                                  -----------
Long term debt,excluding current portion                23,090        164,784

Deferred Federal Income taxes                             --             --

Stockholders Equity:
Common stock $.01 par value 50 million shares
authorized; issued and outstandinG 28,679,111
and 15,861,611 in 1999 and 1998 respectively           286,791        158,616
Capital in excess of par value                       3,105,514      2,535,990

Preferred stock - 10 million shares authorized;
issued  and  outstanding 1,352,800 and 1,107,500
in 1999 and 1998 respectively                        1,352,800      1,107,500
Accumulated earnings (deficit)                      (4,093,832)    (3,219,716)
                                                   -----------    -----------

Total stockholders equity                              651,273        582,390


Total Liabilities and Equity                       $   988,376    $   976,194
                                                   ===========    ===========

                            Wulf International Ltd.
                      Comparative Statement of Operations
                   For the Years ended Dec. 31, 1999 and 1998
                                   (unaudited)


                                             1999            1998


Revenues-mortgage & other fees          $  3,364,498    $  3,343,491
Less: Mortgage and other fees paid         1,444,836       1,343,936
                                        ------------    ------------
Net revenues                               1,919,662       1,999,555

Operating expenses                         2,276,238       1,605,224
                                        ------------    ------------

  Operating income (loss)                   (356,576)        394,331

General and administrative
expenses, principally related to
Philippines Housing project                  553,036         646,247

Other income (expense) - net                 (44,436)        (61,731)
                                        ------------    ------------

Loss before income taxes                    (954,048)       (313,647)
Provision for defer. inc tax benefits         79,932
Provision for income taxes                     2,571
                                        ------------    ------------

Net loss                                    (874,116)       (316,218)
                                        ============    ============

Net loss per share                            (0.038)         (0.015)

Weighted average number of
common shares outstanding                 23,007,168      21,496,865

Fully diluted number of shares            29,676,548      25,886,552

Fully diluted net loss per share              (0.029)         (0.012)



                            Wulf International Ltd.
                       Statement of Stockholders' Equity
                 For the Years ended December 31, 1999 and 1998
                                  (Unaudited)

                                        Common Stock                            Preferred Stock
                         -----------------------------------------   ---------------------------------     Accumulat.    Total Stk
                         Shares         Par Value       Excess               Shares        Dollars          Deficit      Equity
                                                      of par value
                        ----------      ---------     ------------        ----------     -----------      -----------    ---------
Bal January 1, 1998      4,538,003      $ 45,380      $2,473,788              61,000     $    61,000      $(2,573,419)   $   6,749

Shares for cash            300,000         3,000          27,000             158,000         158,000                       188,000
Shares for services     11,023,608       110,236         134,964                                                           245,200
Preferred sh. For svc                                                        888,500         888,500                       888,500
Other                                                    -675560                                                           -675560
Loss for the year                                                                                             -646297      -646297

Bal Dec 31, 1998        15,861,611       158,616       1,960,192           1,107,500       1,107,500       (3,219,716)        6592


Balance Jan 1, 1999     15,861,611      $158,616      $1,960,192           1,107,500       1,107,500       (3,219,716)   $   6,592


Shares for cash          3,525,000        35,250         312,250             179,000         179,000                       526,500
Common sh for svcs       1,297,500        12,975                                                                            12,975
Prefered for comm          445,000         4,450          40,050             (89,000)        (89,000)                      (44,500)
Warrants exer.              50,000           500           4,500                                                             5,000
Phil. Gold lease                                                             200,000         200,000                       200,000
SFM Acq.                 7,500,000        75,000         706,308                                                           781,308
Loss for the year                                                                                            (874,116)    (874,116)
Pref for services                                                              9,300           9,300                         9,300
Other                                                     82,214             (54,000)        (54,000)                       82,214
Balance 12-31-99        28,679,111      $286,791      $3,105,514           1,352,800     $ 1,352,800      $(4,093,832)   $ 651,273




                            Wulf International Ltd.
                            Statement of Cash Flows
                   For the Years ended Dec. 31, 1999 and 1998
                                  (Unaudited)

                                                                      1999         1998
Cash Flows from Operating Activities:
      Net loss                                                      $(874,116)   $(316,218)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation                                                           31,939       18,529
Writeoff of non-collectible account                                    51,960
(Increase) decrease in loans in progress                               57,359     (276,351)
Other operating changes (net)                                          58,638      (10,147)

                                                                    ---------    ---------

Net cash provided (used) by operating activities                     (674,220)    (584,187)
                                                                    ---------    ---------

Cash (used) provided by investing activities
Additions to PP&E net                                                 (66,807)     (60,033)
Repayment of investment house debt                                   (104,000)
Proceeds from sale of investment house                                127,464

Purchase of Philippines Minerals Lease                               (200,000)
                                                                    ---------    ---------
      Net cash (used) by investing activities                        (243,343)     (60,033)
                                                                    ---------    ---------

Cash provided (used) by financing activities:
      Proceeds from issuance of long term debt                         91,145
      Net proceeds from lines of credit                                81,932
      Repayment of long term debt                                     (10,984)     (62,653)
      Proceeds from sale of SFM conv. Deb                             135,000
      Purchase Class B common stock of SFM                            (35,000)
      Sale of common stock                                            352,500       30,000
      Sale of preferred stock                                         179,000      133,000
      Common stock for services                                        12,975      245,200
      Preferred stock for services                                      9,300      237,940
      Prefer. stock for Philip. Mineral Lease                         200,000
                                                                    ---------    ---------

Net cash provided (used) by financing activities                      924,723      674,632
                                                                    ---------    ---------

Increase (decrease) in cash:                                            7,160       30,412
Cash, January 1                                                        55,100       24,688
                                                                    ---------    ---------

Cash December 31                                                    $  62,260    $  55,100
                                                                    =========    =========

Supplemental cash flow information:
      Income taxes paid                                                  --           --
      Interest paid                                                     3,488       29,163


                             Wulf International LTD
                          Notes to Financial Statements
                 For the Years Ended December 31, 1999 and 1998


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

On April 30, 1999 the Company acquired all of the outstanding common stock of Specialized Financial Services, Inc. a Texas corporation. The Company issued 7,500,000 shares of its common stock for 100% of the stock held by stockholders of Specialized Financial Services, Inc. d.b.a. SFM Mortgage Company. SFM originates mortgage loans and sells these loans to permanent lenders. Since there is not an established market for either company's stock, the transaction was valued at the book value of SFM at April 30, 1999. The acquisition was accounted for on the purchase method of accounting. Financial statements have been restated to reflect the operations of SFM in both 1999 and 1998.


b.  Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

c.  Revenue recognition and credit policies:

Revenues are recorded using the accrual method. Mortgage fee revenues are recognized when the loan has been approved for funding by the mortgage company. The loans in process account was estimated by determining what percent of pending loans will be funded based on prior history less the estimated commission payable to loan officers.

d.  Inventory:

The Company currently holds no inventory.

e.  Property and equipment:

Property and equipment will be recorded at its historical cost. Depreciation will be provided for in amounts sufficient to relate the asset cost to operations over the estimated useful life ( five to seven years) using accelerated depreciation for financial reporting purposes.

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

h.  Asset Impairment:

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in its financial statements beginning for the year ended December 31, 1998.

i.  Stock-Based Compensation:

The Company will follow the intrinsic value based method of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, for its stock-based compensation. The Company has not adopted a stock option plan.

Note 2: Related Party Transactions:

During the years ended December 31, 1999 and 1998, Common and preferred shares were issued to related parties, as follows, for services rendered:

Common shares issued to:                     1999                 1998
------------------------                    --------            ---------
George Wulf, CEO                                                5,000,000
Steven Nightingdale                                             3,000,000
Joseph Denahan                                                    100,000
Tricity Holding Corporation                                       900,000
Merve Croston, formerly associated            70,000
   With FSB Parker-Croston
Jenny Franklin, wife of Larry Franklin        57,500
Tigarat                                      400,000

Preferred shares issued to:
George Wulf, CEO                                                  500,000
Joseph Denahan                                                    100,000
Larry Franklin, President and COO                                 100,000
Jenny Franklin, wife of Larry Franklin                              2,500
M. Croston, formerly associated
         with FSB Parker-Croston                                  100,000
Tijarat & Investment Corporation                                   86,000


During 1999 and 1998 the Company made cash payments to related parties, as follows, for services rendered or expenses incurred on behalf of the Company:

                                             1999                 1998
                                            --------            ---------
Evergreen Petroleum Corporation                                 $  56,000
Integra International                       $ 81,300            $  32,000
WOC Transfer Co (Transfer Agent)                                $  12,500
Jennifer Beal                                                   $   2,500
Penigiran Hashim Jaya                         94,700            $  18,000
Larry Franklin, Director of Wulf

Evergreen Petroleum Corporation is a private company owned by Janis Wulf and Jennifer Beal. FSB Parker-Croston is providing design services for the
Philippines project. George Wulf is the Chairman and CEO of Integra International. Jennifer Beal and Janis Wulf own WOC Transfer Company and are the daughter and wife of George Wulf. Pengiran Hashim Jaya is an officer of the Company. Joseph Denahan is currently providing consulting services to the Company. Larry Franklin is President and a Director of Wulf International Ltd.

Note 3: Investment in Philipine Housing Project:

The Company expended $543,984 in 1999 and $646,247 in 1998 on its joint venture with an agency of the Government of the Philippines. (See Note 1 (a)). These amounts were expensed in the year incurred.

Note 4:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during 1999 and 1998. SFAS No. 128, Earnings per Share applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At
December 31, 1999 and 1998, respectively, the Company had common stock outstanding of 28,679,111 and 15,861,611 shares. The weighted average number of common shares outstanding as of December 31, 1999 and 1998 respectively, was 29,676,548 and 13,996,865 and Basic Earnings per share was $() and $(). Fully diluted shares outstanding at December 31, 1999 and 1998 were 35,705,411 and 18,386,552 respectively.

Note 6:  Income Taxes  (incorporate SFM numbers)

At December 31, 1999, the Company has available net operating loss carryforwards of approximately $1,282,700 for federal income tax purposes that begin to expire in 1999. The federal income tax carryforwards resulted from the operating loss generated by prior operations and losses in 1997 and 1998. For financial purposes, a valuation allowance of $1,282,700 has been recognized to offset any deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company had generated substantial tax loss carryforwards in prior fiscal periods which expired unused in prior periods and in 1998 and 1997.

Year of Expiration                  Losses                     Credits
------------------                  ------                     -------
         1997                     $ 186,000
         1998                       496,000                    $ 5,000
         1999                       550,000
         ----                          --
         2012                        86,400
         2013                       646,300
         2014

Note 7:  Stockholders'Equity

At December 31, 1999 and 1998, the number of authorized and issued common and preferred shares and the related par value and dividends paid are as follows:

                                                   1999           1998
                                                   ----           ----

Common stock authorized                         50,000,000     50,000,000
Common stock issued and outstanding             28,679,111     15,861,611
Common stock par value                               $0.01          $0.01

Preferred stock authorized                      10,000,000     10,000,000
Preferred stock issued and outstanding           1,352,800      1,107,500
Preferred stock par value                            $1.00          $1.00

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

The carrying amounts of the Company's financial instruments at December 31, 1999 and 1998, respectively, represent fair value.

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

         FSP Parker Croston (architects and engineers)      $        147,182
         Merve Croston, Architect                                     12,710
         AEPM (construction and project managers)                    423,000
         Joseph A. Denahan (financial consultant)                    113,050


On April 1, 1998, SFM Mortgage et al entered into a compromise Conciliation Agreement with the United States Department of Housing and Urban Development and the Fort Worth Human Relations Commission settling a complaint which alleged a violation by SFM of the Fair Housing Act. The Settlement Agreement provides that over the next three years SFM will increase the funds available to low/mod income minority single family, owner-occupied mortgage loans by $35,415,258 in the metroplex.