Form 10QSB
period 2000-03-31
WULF INTERNATIONAL LTD
filed 2000-05-22
CIK 108633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Stock                              30,328,911

                                Table of Contents
                                -----------------


Part I - Financial Information                                          Page No.
                                                                        --------

Item 1 - Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Balance Sheets as of  March 31, 2000 and 1999                          3
     Statement of Operations  for the Three Months ended
     March 31, 2000 and 1999                                                5
     Statement  of Cash Flows for the Three Months ended March 31, 2000     6
     Notes to Financial Statements                                          8

Item 2 - Management's Discussion and Analysis or Plan of Operation         13

Part II - Other Information

Item 1   Legal Proceedings                                                 15
Item 2.  Changes in Securities and Use of Proceeds                         15
Item 3.  Defaults upon Senior Securities                                   15
Item 4.  Submission of Matters to a Vote of Security Holders               15
Item 5.  Other Information                                                 16
Item 6.  Exhibits and Reports on Form 8-K                                  16
            (a) Exhibits:                (None)

            (b) Reports on form 8-K      (None)

Signature Page                                                             17

                                     PART I

Item 1. Financial Statements

                            WULF INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2000 AND 1999
                                   (Unaudited)


                                     Assets
                                     ------

                                                         2000            1999
                                                      ----------      ----------

Current assets:

         Cash                                         $   77,582      $    3,743
         Accounts receivable, trade                       85,337
         Advances to employees                             4,753
         Deferred income tax benefits                    172,975
                                                      ----------      ----------

                  Total current assets                   340,647           3,743
                                                      ----------      ----------

Property and equipment, net of $34,095
     of accumulated deprecation                          107,807            --
                                                      ----------      ----------

Other assets:

         Deposits                                          6,776            --
         Goodwill, net of $40,673 of
             accumulated amortization                    403,043            --
         Investments in GMM and PRM                      300,000            --
         Investment in Warisan Group JV                     --              --
                                                      ----------      ----------

                                                         709,819            --
                                                      ----------      ----------

                                                      $1,158,273      $    3,743
                                                      ==========      ==========



                      Liabilities and Stockholders' Equity
                      ------------------------------------


                                                             2000            1999
                                                          ----------      ----------
Current liabilities:

         Accounts payable, trade                          $  123,239      $        -
         Accrued payroll and other expenses                   94,750               -
         Bank loans                                           68,592               -
         Other current liabilities                            94,760               -
                                                          ----------      ----------

                  Total current liabilities                  381,341               -
                                                          ----------      ----------

Long-term note payable, net of current portion                20,848               -

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 1,302,800 and 1,107,500
             issued and outstanding, respectively          1,302,800       1,107,500
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             30,328,911 and 15,863,338
             issued and outstanding, respectively            303,289         158,633
         Paid in capital in excess of par value            3,400,639       2,000,169
         Accumulated deficit                              (4,250,644)     (3,262,559)
                                                          ----------      ----------

                                                             756,084           3,743
                                                          ----------      ----------

                                                          $1,158,273      $    3,743
                                                          ==========      ==========





                            WULF INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED March 31, 2000 AND 1999

                                   (Unaudited)



                                                            2000            1999
                                                         ----------      ----------
Revenues:

         Loan origination and other fees                 $  738,079       $       -
         Other income                                            42               -
                                                         ----------      ----------

                                                            738,121               -

Operating costs and expenses:

         Personnel costs                                    357,784               -
         Loan production costs                              293,168               -
         General and administrative                         161,172
         Amortization                                        11,093               -
         Depreciation                                         9,300               -
                                                         ----------      ----------

                                                            832,517
                                                         ----------
Operating loss                                              (94,396)

Corporate general and administrative expenses,
    principally related to Philippines Housing project      (53,147)        (42,843)

Interest expense                                              1,219               0
                                                         ----------      ----------

Loss before income taxes                                 (  148,762)        (42,843)


Provision for income tax benefit                                  0               -
                                                         ----------      ----------

Net loss                                                 $( 148,762)     $(  42,843)
                                                         ==========      ==========


Net loss per share:
         Basic                                           $(    .005)     $(    .003)
         Diluted                                         $(    .004)     $(    .002)




    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED March 31, 2000 AND 1999

                                   (Unaudited)


                                                        2000            1999
                                                     ----------      ----------

Cash flows from operating activities:

         Cash from customers                         $  738,079      $        -
         Cash paid to employees                      (  357,784)              -
         Cash paid to suppliers                      (  456,476)        (42,849)
         Interest paid                               (     1219)              -
                                                     ----------      ----------

         Net cash used in operating activities       (   77,400)        (42,849)
                                                     ----------      ----------

Cash flows from investing activities:

         Employee advances repaid                         1,250               -
         Purchase of property and equipment          (   11,069)
                                                     ----------      ----------

         Net cash used in investing activities       (    9,819)              -
                                                     ----------      ----------

Cash flows from financing activities:

         Issuance of common and preferred stock          29,980          40,000
         Advances                                        79,760
         Repayments of notes payable                 (    5,199)              -
                                                     ----------      ----------

         Net cash provided by financing activities       104,541         40,000
                                                     ----------      ----------

Net increase (decrease) in cash                          17,322      (    2,849)

Cash at beginning of period                              60,260           6,592
                                                     ----------      ----------

Cash at end of period                                $   77,582      $    3,743
                                                     ==========      ==========






    The accompanying notes are an integral part of the financial statements.



                            WULF INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED March 31, 2000 AND 1999


                     Reconciliation of Net Loss to Net Cash
                          Used in Operating Activities

                                                                 2000            1999
                                                              ----------      ----------
Net loss                                                      $( 148,762)     $(  42,843)
                                                              ----------      ----------

Adjustment to reconcile net loss to net
     cash used in operating activities


         Depreciation and amortization                            20,393
         Common stock issued for services                          6,000
         Preferred stock issued for services                           0               -
         (Increase) decrease in accounts receivable, trade        13,031               -

         Increase (decrease) in accounts payable, trade       (   19,200)              -
         Increase (decrease) in accrued expenses                  10,265               -
         Increase (decrease) in other current liabilities         40,873              (6)
                                                              ----------      ----------

     Total adjustments                                            71,362              (6)
                                                              ----------      ----------

Net cash used in operating activities                         $(  77,400)     $(  42,849)
                                                              ==========      ==========

                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities


Issuance of preferred stock for purchase of
     gold lease                                               $  100,000      $        -






    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

Wulf International, Ltd. (the Company) was incorporated in the state of Colorado in 1973. The Company originally operated as an oil and gas exploration entity until 1992. In 1992, the Company became inactive and ceased reporting with the SEC but retained its status as a registered company. During 1997 and 1998 the Company negotiated a joint venture agreement with a native Philippines company and an agency of the Government of the Philippines, the Southern Philippines Development Authority (SPDA) (Note 2), to construct one million low cost housing units in the southern portion of the country. The Company is currently seeking funding and government guarantees for this project.

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and at December 31, 1999, the majority of its net assets and its revenues and expenses were from this operating segment.

Business combinations
---------------------

On April 30, 1999, the Company acquired 100% of the outstanding stock of Specialized Financial Services, Inc. (SFM), a Texas corporation engaged in mortgage banking activities, in exchange for 7,500,000 shares of common stock valued at $0.104 a share. The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of the net assets acquired with the excess of Wulf's cost over the fair value of acquired net assets allocated to goodwill.

As part of the agreement, SFM purchased 50,000 shares of Wulf's preferred stock at $1.00 per share and received an option to purchase 200,000 shares of the Company's preferred stock at $0.10 per share. This option must be exercised prior to a proposed secondary public offering of the Company's preferred stock. The accompanying consolidated statement of operations includes SFM's results of operations subsequent to April 30, 1999.

The following pro forma information is presented as if the above acquisition had occurred as of January 1, 1999, the beginning of the earliest period presented in the accompanying consolidated financial statements.

                                                   Quarters ended
                                                      March 31,
                                                   --------------

                                              2000                 1999
                                         ------------         ------------

                  Revenues               $    738,121         $    831,632
                  Net loss                   (148,762)             (43,649)
                  Net loss per share         (   .005)           (    .003)

Principles of consolidation and basis of presentation
-----------------------------------------------------

The accompanying unaudited consolidated condensed financial statements of Wulf International Ltd have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on form 10-KSB for the year ended December 31, 1999. These statements include the general accounts of the Company and its wholly owned subsidiary Specialized Financial Services, Inc. (SFM). All inter-company transactions, accounts and balances have been eliminated in the consolidation.

Property and equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Goodwill
--------

Goodwill relating to the Company's  purchase of SFM is being amortized using the
straight-line   method  over  ten  years.   For  the  quarter  March  31,  2000,
amortization expense totaled $11,093.


Management estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash flows
----------

For purposes of the statement of cash flows, each includes demand deposits and time deposits with maturities of less than three months.

Impairment of long-lived assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss plus any preferred stock dividends by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares. Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares.

For the quarters ended March 31, 2000 and 1999, basic loss per share amounts are based on 29,504,011 and 15,863,338 weighted average shares of common stock outstanding, respectively, and diluted loss per share amounts are based on 36,143,011 and 21,400,838 weighted average shares of common stock outstanding, respectively.

2.    INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)
----------------------

In April 1998, the Company formed a joint venture with a Republic of the Philippines company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines. The Company owns an 80% interest and ASC owns a 20% interest in this joint venture, which is registered and organized under the laws of the Republic of the Philippines. Taticbilt Corp., a Philippines company qualified as a builder of low cost housing, was given a 10% share of this joint venture in 1999 by Wulf.

To accomplish this purpose WRG formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation. The name of this joint venture is SPDA-Warisan Joint Venture (SWJV) and it is owned 70% by WRG and 30% by SPDA.

The Company accounts for its investment in WRG using the equity method of accounting. For the quarters ended March 31, 2000 and 1999, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

Gold Mountain Mining, Ltd. (GMM)
--------------------------------

In April 1999, the Company issued 200,000 preferred stock shares in exchange for a 20% interest in each of two Philippine corporations, Gold Mountain Mining, Ltd. (GMM) and Pacific Rim Mining, Ltd. (PRM). These corporations own prospecting permits for gold reserves on approximately 261,000 hectares of land in the Philippines. As part of the agreement, the Company was granted the option to acquire an additional 75% of each corporation in exchange for an additional 100,000 preferred stock shares.

In January 2000, the Company conditionally exercised the above option. The 100,000 preferred stock shares have been accounted for as issued but are being held in escrow pending the receipt of a certified engineer's appraisal or a certified audit of both corporations.

The Company accounts for its investments in GMM and PRM using the cost method of accounting until the conditional exercise referred to above is completed, at which time it will use the equity method of accounting.

3.    CONVERTIBLE PREFERRED STOCK

The Company's preferred stock shares are convertible into the Company's common stock shares at any time after one year from the date of issuance at the rate of five common stock shares for each share of preferred stock. The preferred shares do not pay a dividend, are non-voting and have a preference in liquidation of up to $1.00 per share. In addition, each preferred share grants the holder to one warrant to purchase for $.10 per share one common stock share for each preferred stock share held. The warrants expire one year from the date of issuance.

4.    COMMITMENTS AND CONTINGENCIES

Leases
------

The Company conducts its operations from facilities in Bedford, Texas under a lease expiring in September 2003 requiring a monthly rental of $5,798.

Litigation
----------

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

Contingent liabilities
----------------------

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At March 31, 2000 the amount of this contingent liability was $735,942.

At March 31, 2000 SFM had temporarily funded loans through two lending institutions in the amount of $3,190,287 for loans not yet funded by the final lender.

5.    EMPLOYEE BENEFIT PLAN

The Company's SFM subsidiary has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 25% of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service. For the quarters ended March 31, 2000 and 1999, employer matching and discretionary contributions to the plan totaled $4010 and 0.

6.    NOTES PAYABLE

The Company's notes payable consist of a business line of credit (balance $49,392) of its SFM subsidiary due in July 2000 which bears interest at prime plus 1.0%, and is secured by substantially all the assets of its SFM subsidiary. Also, a loan financing computer equipment matures in July 2001 and has a balance of $14,043.

In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. The current balance totals $26,005.

7.    INCOME TAXES

The Company uses the accrual method and SFM uses the cash basis method of accounting for tax reporting purposes.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

8.    FINANCIAL INSTRUMENTS

The Company's financial instruments, which potentially subject it to credit risks, consist of its cash, accounts receivable and notes payable.

Cash
----

The Company maintains its cash in bank deposit and other accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving cash.

Accounts receivable
-------------------

The Company's accounts receivable are unsecured and represent fees of closed mortgage loans from customers in the Dallas/Ft. Worth metropolitan area not collected at quarter's end. Management believes it is not exposed to any significant credit risks affecting accounts receivable and that these amounts are fairly stated at estimated net realizable amounts.

Notes payable
-------------

Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

Item 2. Management's Discussion and Analysis

Acquisition of SFM Mortgage Co.
-------------------------------

     On April 30, 1999, Wulf International Ltd. (hereinafter also referred to as Wulf or the Company) closed its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is an eleven-year old mortgage finance company with 44 employees. It does business primarily in Texas, and is active in Oklahoma, Colorado, California, Arizona and other states. Through lines of credit with major financial institutions, SFM provide mortgage money primarily to the home real estate market. SFM Mortgage is expanding its business by going into more states and increasing its staff this year, which will cause it to report losses for this quarter. This acquisition will be helpful to Wulf because SFM can assist with mortgage financing for the Philippines National Shelter Project when, and if that project can obtain funding, approvals and be implemented. This project is for one million new homes to be built by the Southern Philippines Development Authority (SPDA)-Warisan Joint Venture of which Wulf is a 49% partner and is further described below.

Philippines National Shelter Low Cost Housing Project
-----------------------------------------------------

     The Company's Philippines Project, which is described in detail in the Company's form 10KSB for 1999, and which is subject to obtaining financing and government guarantees, neither of which can be assured, is described in outline form below.

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

     (2)Wulf International, as underwriter, has received commitments, subject to normal investment banking qualifications as to market conditions, due diligence, etc., from five of the larger international investment banking firms to be the lead manager and underwriter for US$250,000,000 in ten-year bonds to be guaranteed by the Government of the Philippines. These funds would be rolled over during the ten-year construction period to provide US$7,628,000,000 in new homes, medical clinics, market areas, and schools for low-income families.

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

         Wulf is currently planning a June visit to the Philippines to meet with the President and other officials to discuss housing construction, mortgages, engaging investment banker(s), and other necessary contractual issues to move this project forward.

Results of Operations
---------------------

         Wulf's mortgage subsidiary (SFM Mortgage) incurred a pretax loss of $94,396 in the quarter (compared to a loss of $806 in the prior year quarter. These losses in the current year were caused by SFM's business expansion within Texas and into additional states necessitating up front expenditures for increased staff and other expenses. General and administrative expenses for the three months totaled $53,147 compared to $42,843 in the prior year. The majority of these expenses were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines.

         Wulf's total net losses for the quarter were $148,762 compared to a loss of $42,843 in 1999.

Liquidity and Capital Resources
-------------------------------

         Wulf continued to fund its business through existing working capital, bank loans described below, private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf expects to continue to fund itself through these means. Mid-Cities National Bank has extended to the Company's SFM Mortgage subsidiary a line of credit of $50,000 (current balance $49.392) effective from July 29, 1999 for one year. The line is secured by a lien on equipment, inventories and accounts. In addition, SFM had a two year bank loan for $21,000 (current balance $14,043) covering certain computer equipment, secured by same, maturing July 28, 2001. Interest rates on these loans are at rates of 9.25% and 9% respectively. The 9% rate on the $50,000 line of credit is adjusted based on 1% over the lowest money center bank rate quoted in the Wall Street Journal.


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

     Insofar as is known to the Company's management as of March 31, 2000, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject.


Item 2. Changes in Securities and Use of Proceeds

     Both  common and  preferred  stock have been sold in  private  sales  under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                               Three Months Ended March 31, 2000
                                               ---------------------------------
                                                   Shares            Dollars
                                                  --------          --------
    Common stock sold cash                         299,800          $ 29,980
    Common stock issued for services               600,000             6,000
    Common stock issued for preferred converted    750,000           150,000



    Preferred stock issued for Philippines
    Mineral lease interests                        100,000           100,000



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

The Company's SFM Mortgage subsidiary has an informal conference scheduled on June 5, 2000 with the U.S. Department of HUD to discuss SFM's above average rates of default on FHA mortgages during 1998 and 1999. SFM believes that when the number of defaults that have reinstated their payments and the underserved and minority areas that some of the defaults are in are considered, its default rate will be within guidelines.

Item 6. Exhibits and Reports on Form 8-K.
      (a) Exhibits           (None)

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

                                           WULF INTERNATIONAL LTD.




Date: May 22, 2000                         /s/  George R. Wulf
                                           -------------------------------------
                                                George R. Wulf, Chairman and CEO

                                                    (Principal executive officer
                                                    and principal financial and
                                                    accounting officer)