Form 10KSB/A
period 1999-12-31
WULF INTERNATIONAL LTD
filed 2000-06-07
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                   FORM 10-KSB/A

|X   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Fiscal year ended December 31, 1999  or

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______to _______

     Commission File Number 000-08638

                             WULF INTERNATIONAL LTD.
                          (F/K/A WULF OIL CORPORATION)
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                      83-0218086
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

      1909 Central Drive, Suite 200                              76021
  --------------------------------------                        --------
            Bedford, Texas                                     (Zip Code)
 (Address of principal executive offices)

                 Issuer's telephone number, including area code:
                                 (817) 540-7432
                                  -------------

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

         State issuer's revenues for its most recent fiscal year.  $2,216,571
                                                                   ----------
         The aggregate market value of the voting and non-voting common equity held by non-affiliates cannot be calculated because there is no established public market for the issuer's common stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                 Number of Shares Outstanding
Title of Each Class                                    at March 31, 2000


Common Stock, $0.01 Par Value                             30,328,911

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                             WULF INTERNATIONAL LTD.
                                TABLE OF CONTENTS

Form 10-KSB Item


Part I.

    Item 1.  Business ........................................................3

    Item 2.  Properties ......................................................5

    Item 3.  Legal Proceedings ...............................................5

    Item 4.  Submission of Matters to a Vote of Security Holders..............5

Part II.

    Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters .........................................5

    Item 6.  Management's Discussion and Analysis or Plan of Operation .......6

    Item 7.  Financial Statements ............................................14

    Item 8.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure .........................8

Part III.

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act ...........8

    Item 10  Executive Compensation

    Item 11. Security Ownership of Certain Beneficial Owners
                 and Management ..............................................10

    Item 12. Certain Relationships and Related Transactions ..................12

    Item 13. Exhibits, List and Reports
                 On Form 8-K .................................................12

             Signatures ......................................................13

                                     PART I.

                                     ITEM 1.
                                    BUSINESS

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

         SFM is currently a mortgage banker and is approved or exempt to do business in 20 states, and has exceptions to do business in 17 additional states. SFM is active in working with low-income and minority housing. SFM plans to increase its capital and its operating revenue through the acquisition of several other mortgage companies. There can be no assurance that any of the negotiations will result in the acquisition of one or more mortgage companies.

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

                                     ITEM 3.
                                LEGAL PROCEEDINGS

       Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings



                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None

                                     PART II

                                     ITEM 5.
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Due to the inactive status of the Company between 1992 and 1997 and the absence of SEC reporting, the Company does not believe that there is an established public trading market for its common stock.

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

         Both common shares and preferred shares have been issued by the Company in private transactions without registration under the Securities Act of 1933, as amended. For the year ended December 31, 1999, 3,525,000 shares of the Company's common stock have been issued in exchange for cash and 1,297,500 shares for services rendered and 129,000 shares of the Company's preferred stock have issued for cash and 5,300 shares issued for services rendered. Each holder of the Company's preferred stock has the option to convert their shares into shares of the Company's common stock on the basis of one (1) share of preferred stock for five (5) shares of the common stock after one (1) year from the date of issuance of the preferred stock. During 1999, 89,000 shares of preferred stock were exchanged for 445,000 shares of common stock. In addition, each holder of preferred shares has the right to one (1) warrant to purchase the Company's common stock for $0.10 per share for each share of preferred stock held. The right of holders of preferred shares to purchase these warrants expires one year from the date of issuance of the preferred shares. During 1999, the holders of 50,000 shares of preferred stock exercised their right to purchase 50,000 shares of common stock.

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

         The Company's wholly-owned subsidiary SFM Mortgage, which was acquired on April 30, 1999, is in the process of changing its operations to that of a full scale mortgage company and now has a team in place to accomplish that goal. The State of Texas has enacted a law allowing mortgage companies to do reverse mortgages as well as refinancing manufactured homes in one loan versus the two loan, high interest rates current practice on the home and another loan on the land. SFM can now refinance homes of this type and the land in a regular Fannie/Freddie home loan with a standard interest rate. This type of financing covers an estimated 43% of the homes sold in Texas.

         Operating  expenses   increased   substantially  in  1999  due  to  the
acquistion of SFM Mortgage and that subsidiary'expansion in Texas and other states and the buildup of Internet, wholesale and new lines of business capability. These increases were primarily for salaries and fringes. Operating expenses were $2,599,498 in the current year. The operating loss for Wulf's SFM subsidiary in 1999 was a loss of $380,574.


         The Company's general and administrative expenses, principally related to the Philippines Housing Project declined slightly in 1999 versus the prior year ($576,664 versus $646,297 in 1998).

         The net loss for Wulf in 1999 was $882,166 compared to a loss of $646,297 in the prior year. The increased loss was caused primarily by the losses at its SFM Mortgage subsidiary.



Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

         The Company had no operating revenues in 1998 or 1997.


       The Company's general and administrative expenses, principally related to the Philippines Housing Project, increased substantially in 1998 versus 1997. These expenses were $646,297 in 1998 versus $86,491 in 1997 as activities in the Philippines covered a full year in 1998 and only began in the latter part of 1997.

         Wulf's net loss in 1998 was $646,297 compared to a loss of $86,491 in 1997.

Liquidity and Capital Resources

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

  Name and Address             Nature and Amount of (1)(2)
Of Beneficial Owner               Beneficial Ownership         Percent of Class

George Wulf(3)                          7,997,774                    27.9%
P.O. Box 795759
Dallas, Texas 75379

Pengiran Hashim Jaya                      255,000                     0.9%
#1 Taman Salmah, Simpang #25
Mata Mata, Gadong
Bandar Seri Begawan, Brunei

William L. Franklin(4)                    512,500                     1.8%
509 Emily Drive
Fort Worth, Texas 76108

Donald Bernard                             70,000                     0.2%
14 Scenic Drive
Whitehall, Montana 59759

Merve Croston(5)                        1,175,000                     4.1%
2424 Winton Terrace West
Fort Worth, Texas 76109

Randie Wolzen                           3,211,200                     11.3%
1909 Central Drive
Bedford, Texas 76021

Steven Nightingale(6)                   3,185,000                     11.1%
P.O. Box 2071
Reno, Nevada 89505

All executive Officers                 10.010.274                     34.9%
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

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company paid to Integra International Inc., a corporation in which Mr. Wulf is the Chairman and Chief Executive Officer, $83,300 in 1999 for consulting services.

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

------------
(1)      Filed with Report 10-KSB dated December 15, 1999.
(2)      Filed with Report 10-QSB dated December 23, 1999.

         3.       Reports on Form 8-K
                       None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                  WULF INTERNATIONAL LTD.



                                  By: /s/  George Wulf
                                      ------------------------------------------
                                           George Wulf
                                           Chief Executive Officer and Principal
                                           Financial and Accounting Officer

         Dated: June 5, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons of the registrant and in the capacities indicated on June 5, 2000.


     Name                                       Title


 /s/  George Wulf
--------------------------
      George Wulf               Chief Executive Officer, Principal Financial and
                                Accounting Officer and Chairman of the Board of
                                Directors

 /s/  Pg. Hashim Jaya
--------------------------
      Pg. Hashim Jaya           Vice-Chairman  of  the  Board,  Executive   Vice
                                President and Secretary


 /s/  Larry Franklin
--------------------------
      Larry Franklin            President, Chief Operating Officer and Director



 /s/  Donald Bernard
--------------------------
       Donald Bernard           Director



 /s/  Merve Croston
--------------------------
       Merve Croston            Director

Item 7.  Financial Statements

                            Wulf International, Ltd.

                                 And Subsidiary

                        Consolidated Financial Statements

                                       and

                          Independent Auditor's Report

                     Years Ended December 31, 1999 and 1998

                                 C O N T E N T S



AUDITOR'S OPINION...........................................................1

CONSOLIDATED BALANCE SHEETS.................................................2-3

CONSOLIDATED STATEMENTS OF OPERATIONS.......................................4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............................5-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................9-17

                          Independent Auditor's Report

Board of Directors and Stockholders
Wulf International, Ltd.
    and subsidiary
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Wulf International, Ltd. as of December 31, 1998, were audited by other auditors whose report dated October 12, 1999, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wulf International, Ltd. and its subsidiary as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  Turner, Stone & Company, LLP
---------------------------------
     Certified Public Accountants
     May 10, 2000

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                     Assets

                                                         1999            1998
                                                      ----------      ----------
Current assets:

         Cash                                         $   60,260      $    6,592
         Accounts receivable, trade                       98,368            --
         Advances to employees                             6,003            --
         Deferred income tax benefits                    172,975            --
                                                      ----------      ----------
                  Total current assets                   337,606           6,592
                                                      ----------      ----------
Property and equipment, net of $24,795
     of accumulated deprecation                          105,870            --
                                                      ----------      ----------
Other assets:

         Deposits                                          6,776            --
         Goodwill, net of $29,581 of
             accumulated amortization                    414,135            --
         Investments in GMM and PRM                      200,000            --
         Investment in Warisan Group JV                     --              --
                                                      ----------      ----------
                                                         620,911            --
                                                      ----------      ----------

                                                      $1,064,387      $    6,592
                                                      ==========      ==========










    The accompanying notes are an integral part of the financial statements.



                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                      Liabilities and Stockholders' Equity


                                                             1999        1998
                                                          ----------   ----------

Current liabilities:

         Accounts payable, trade                          $  142,439   $     --
         Accrued expenses                                     84,485         --
         Line of credit                                       81,932         --
         Current portion of long-term note payable             5,157         --
                                                          ----------   ----------
                  Total current liabilities                  314,013         --
                                                          ----------   ----------

Long-term note payable, net of current portion                23,090         --

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 1,402,800 and 1,107,500
             issued and outstanding, respectively          1,402,800    1,107,500
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             28,679,111 and 15,861,611
             issued and outstanding, respectively            286,791      158,616
         Paid in capital in excess of par value            3,189,575    1,960,192
         Accumulated deficit                              (4,101,882)  (3,219,716)
         Treasury stock, 50,000 preferred shares,
             at cost                                      (   50,000)        --
                                                          ----------   ----------
                                                             727,284        6,592
                                                          ----------   ----------
                                                          $1,064,387   $    6,592
                                                          ==========   ==========






    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                         1999           1998
                                                     -----------    -----------
Revenues:

         Loan origination and other fees             $ 2,181,747    $      --
         Other income                                     34,824           --
                                                     -----------    -----------
                                                       2,216,571           --

Operating costs and expenses:

         Personnel costs                               1,078,105           --
         Loan production costs                         1,020,728           --
         General and administrative                      446,289        646,297
         Amortization                                     29,581           --
         Depreciation                                     24,795           --
                                                     -----------    -----------
                                                       2,599,498        646,297
                                                     -----------    -----------
Operating loss                                          (382,927)      (646,297)

Equity in losses of unconsolidated
    joint venture                                       (576,664)          --

Interest expense                                           2,507           --
                                                     -----------    -----------
Loss before income taxes                                (962,098)      (646,297)

Provision for income tax benefit                          79,932           --
                                                     -----------    -----------
Net loss                                             $  (882,166)   $  (646,297)
                                                     ===========    ===========

Net loss per share:
         Basic                                       $      (.04)   $      (.05)
         Diluted                                     $      (.04)   $      (.05)



    The accompanying notes are an integral part of the financial statements.



                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                   Preferred Stock         Common Stock        Add'l Paid       Accumulated   Treasury
                                 Shares      Amount    Shares        Amount    In Capital        Deficit      Stock       Total
                              ---------   ----------   ----------   ---------  -----------    ------------    --------  ------------

Balance at December 31, 1997     61,000   $   61,000    4,538,003   $  45,380  $ 2,473,788    $( 2,573,419)   $      -  $      6,749

Issuance of preferred stock
     for cash                   158,000      158,000                                                                         158,000

Issuance of common stock
     for cash                                             300,000       3,000       27,000                                    30,000

Issuance of common stock
     for services                                      11,023,068     110,236      134,964                                   245,200

Issuance of preferred stock
     for services               888,500      888,500                            (  675,560)                                  212,940

Net loss                                                                                      (   646,297)              (   646,297)
                              ---------   ----------   ----------   ---------  -----------    ------------    --------  ------------
Balance at December 31, 1998  1,107,500   $1,107,500   15,861,611   $ 158,616  $ 1,960,192   $( 3,219,716)    $      -  $     6,592

Issuance of preferred stock
     for cash                   129,000      129,000                                                                        129,000

Issuance of common stock
     for cash                                           3,525,000      35,250      317,250                                  352,500





    The accompanying notes are an integral part of the financial statements.



                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                  Preferred Stock         Common Stock        Add'l Paid       Accumulated   Treasury
                                 Shares      Amount    Shares        Amount    In Capital        Equity       Stock       Total
                              ---------   ----------   ----------   ---------  -----------    ------------   --------  ------------

Issuance of common stock
     for services                                       1,297,500      12,975      116,775                                  129,750

Conversion of preferred
     stock                   (  89,000)   (  89,000)      445,000       4,450       84,550                                        -

Issuance of common and
     preferred stock for
     purchase of  SFM           50,000       50,000     7,500,000      75,000      706,308                   ( 50,000)      781,308

Issuance of preferred stock
     for services                5,300        5,300                                                                           5,300

Issuance of preferred stock
     for purchase of GMM       200,000      200,000                                                                         200,000

Issuance of common stock
     for cash upon exercise
     of warrants                                           50,000         500        4,500                                    5,000

Net loss                                                                                      (   882,166)                ( 882,166)
                             ---------   ----------    ----------   ---------  -----------    ------------   --------  ------------
Balance at December 31,
     1999                    1,402,800   $1,402,800    28,679,111   $  28,679  $ 3,189,575   $( 4,101,882)  $( 50,000) $    727,284







    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                        1999         1998
                                                     ----------   ----------
Cash flows from operating activities:

         Cash from customers                        $ 2,223,026   $     --
         Cash paid to employees                      (1,078,105)        --
     Cash paid to suppliers                          (1,802,024)   ( 163,157)
         Interest paid                               (      265)        --
                                                     ----------   ----------
         Net cash used in operating activities       (  657,368)   ( 163,157)
                                                     ----------   ----------
Cash flows from investing activities:

         Employee advances repaid                        56,100         --
         Purchase of property and equipment          (   47,137)
         Cash acquired in SFM acquisition               145,901         --
                                                     ----------   ----------
         Net cash used in investing activities          154,864         --
                                                     ----------   ----------
Cash flows from financing activities:

         Issuance of common and preferred stock         481,500      163,000
         Proceeds from line of credit                    81,932         --
         Repayments of notes payable                 (    7,260)        --
                                                     ----------   ----------

         Net cash provided by financing activities      556,172      163,000
                                                     ----------   ----------
Net increase (decrease) in cash                          53,668    (     157)

Cash at beginning of period                               6,592        6,749
                                                     ----------   ----------

Cash at end of period                                $   60,260   $    6,592
                                                     ==========   ==========





    The accompanying notes are an integral part of the financial statements.



                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                     Reconciliation of Net Loss to Net Cash
                          Used in Operating Activities


                                                                        1999               1998
                                                                   -------------      -------------

Net loss                                                           $(   882,166)      $(   646,297)

Adjustment to reconcile net loss to net
     cash used in operating activities
     (changes in assets and liabilities,
     net of effect from purchase of SFM):

         Depreciation and amortization                                   54,376                  -
         Common stock issued for services                               134,750            237,940
         Preferred stock issued for services                              5,300            245,200
         (Increase) decrease in accounts receivable, trade                6,455                  -
         (Increase) decrease in accrued FIT benefit                 (    79,932)                 -
         Increase (decrease) in accounts payable, trade                 101,114                  -
         Increase (decrease) in accrued expenses                         32,040                  -
         Increase (decrease) in other current liabilities           (    29,305)                 -
                                                                   ------------       ------------

     Total adjustments                                                  224,798            483,140
                                                                   ------------       ------------

Net cash used in operating activities                              $(   657,368)      $(   163,157)
                                                                   ============       ============

                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

Issuance of common and preferred stock
     in exchange for net assets of SFM                             $    781,308       $          -

Issuance of preferred stock for purchase of
     GMM and PRM (Note 2)                                          $    200,000       $          -







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

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and at December 31, 1999, the majority of its net assets and its revenues and expenses were from this operating segment (Note
10).

Business combinations

On April 30, 1999, the Company acquired 100% of the outstanding stock of Specialized Financial Services, Inc. (SMF), a Texas corporation engaged in mortgage banking activities, in exchange for 7,500,000 shares of common stock valued at $0.104 a share. The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of the net assets acquired with the excess of WIL's cost over the fair value of acquired net assets allocated to goodwill.

As part of the agreement, SFM purchased 50,000 shares of WIL's preferred stock at $1.00 per share and received an option to purchase 200,000 shares of the Company's preferred stock at $0.10 per share. This option must be exercised prior to a proposed secondary public offering of the Company's preferred stock. The accompanying consolidated statement of operations includes SFM's results of operations subsequent to April 30, 1999.

The following pro forma information is presented as if the above acquisition had occurred as of January 1, 1998, the beginning of the earliest period presented in the accompany consolidated financial statements.

                                                       Years Ended
                                                       December 31,
                                                  1999             1998
                                                  ----             ----
                  Revenues                  $   3,543,436    $   3,349,100
                  Net loss                  $(    911,657)   $(    316,218)
                  Net loss per share        $(        .03)   $(        .02)

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary Specialized Financial Services, Inc. (SFM). All inter-company transactions, accounts and balances have been eliminated in the consolidation. SFM has a year end of December 31.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Goodwill

Goodwill relating to the Companys purchase of SFM is being amortized using the straight-line method over ten years. For the year ended December 31, 1999, amortization expense totaled $29,581.

Advertising costs

The Company's advertising and marketing costs, which consist primarily of internet advertising and related expenditures and brochures, signs and various joint marketing programs, are charged to expense when incurred. For the years ended December 31, 1999 and 1998, advertising and marketing costs totaled $33,478 and $0, respectively.

Management estimates

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

Cash flows

For purposes of the statement of cash flows, each includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Impairment of long-lived assets

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

Net loss per share

Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends (Note 3) by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 3). Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares into an equivalent of 6,375,374 and 2,524,941 common stock shares.

For the years ended December 31, 1999 and 1998, basic losses per share amounts are based on 24,295,940 and 13,996,865 weighted average shares of common stock outstanding, respectively. No effect has been given to the assumed conversion of convertible preferred stock and the assumed exercise of warrants (Note 3) as the effect would be antidilutive.

2.       INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)

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

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Although the Company has a 56% net interest in the housing project being conducted through these two joint ventures, the ultimate control of this project does not rest with the Company but with the SPDA. Accordingly, the Company accounts for its investment in WRG using the equity method of accounting. For the years ended December 31, 1999 and 1998, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

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

In January 2000, the Company conditionally exercised the above option. The 100,000 preferred stock shares are being held in escrow pending the receipt of a certified engineer's appraisal or a certified audit of both corporations.

The Company accounts for its investments in GMM and PRM using the cost method of accounting until the conditional exercise referred to above is completed, at which time it will consolidate these corporations into its financial statements.

3.       CONVERTIBLE PREFERRED STOCK

The Company's preferred stock shares are convertible into the Company's common stock shares at any time after one year from the date of issuance at the rate of five common stock shares for each share of preferred stock. The preferred shares do not pay a dividend, are non voting and have a preference in liquidation of up to $1.00 per share. In addition, each preferred share grants the holder to one warrant to purchases for $.10 per share one common stock share for each preferred stock share held. The warrants expire one year from the date of issuance. For the years ended December 31, 1999 and 1998, activity in these warrants were as follows:

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                         1999           1998
                                                         ----           ----
         Warrants outstanding, beginning of year    $  1,046,500   $     61,000

         Warrants issued through issuance of
              preferred stock                            388,300      1,046,500

         Warrants exercised to purchase
              common stock                                50,000              -

         Warrants expired                            ( 1,122,500)   (    61,000)
                                                      ----------     ----------
         Warrants outstanding, end of year          $    262,300   $  1,046,500
                                                      ==========     ==========
4.       COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from facilities in Bedford, Texas under a month-to-month operating lease requiring a monthly rental of $5,798. During 1999, the Company also used part of an officer's residence for office facilities and paid that officer approximately $12,000 in rent (Note 8). For the years ended December 31, 1999 and 1998, rent expense, including the amount paid to the officer, totaled $62,447 and $3,684, respectively.

At December 31, 1999, The Company was not obligated under any non-cancelable operating or capital lease agreements.

Litigation

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

Contingent liabilities

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At December 31, 1999 and 1998, the amount of this contingent liability totaled $695,942 and $299,966, respectively.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Conciliation agreement

In April 1998, SFM entered into a compromise Conciliation Agreement with the United States Department of Housing and Urban Development and the Fort Worth Human Relations Commission settling a complaint which alleged a violation by SFM of the Fair Housing Act. The Settlement Agreement provides that over the next three years SFM will increase the mortgage lending funds available to low/moderate income minority single family, owner-occupied homes in the metroplex by $35,415,258.

At December 31, 1999, SFM had funded loans through two lending institutions in the amount of $3,458,186, for loans not yet funded by the final lender.

5.       EMPLOYEE BENEFIT PLAN

The Company's SFM subsidiary has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 15% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service. For the year ended December 31, 1999, employer matching and discretionary contributions to the plan totaled $0.

6.       NOTES PAYABLE

The Company's notes payable consist of a business line of credit due in July 2000 which bears interest at prime plus 1.0%, is secured by all Company assets and contains no significant restrictions or covenants. In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing.

The following is a schedule of future maturities required under the terms of the above note payable.

                  Year                 Amount

                  2000              $    5,157
                  2001                   7,301
                  2002                   7,927
                  2003                   7,862
                                    ----------

                                    $   28,247
                                    ==========



                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       INCOME TAXES

The  Company  uses the  accrual  method  and SFM uses the cash  basis  method of accounting  for tax  reporting  purposes.  At December  31,  1999 and 1998,  the
Company had net  operating  loss carry  forwards for tax  reporting  purposes of
approximately   $1,600,000   and   $1,300,000,    respectively.   During   1999,
approximately  $600,000 of loss carry  forwards  expired.  The  remaining  carry forwards expire through the year 2013.

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

A reconciliation of income tax benefits at the statutory federal rate of 34% to income tax benefits at the Company's effective tax rate for the years ended
December 31, 1999 and 1998 is as follows.


                                                                             1999             1998
                                                                             ----             ----

              Tax benefits computed at statutory rate                  $     327,113     $     219,724
              Increase in valuation allowance                           (    241,966)     (    219,724)
              Permanent and other differences                           (      5,215)                -
                                                                       -------------     -------------
                                                                       $      79,932     $           -
                                                                       =============     =============

Significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below.

1999                      1998
         Deferred tax assets:
              Net operating loss carry forward                         $     544,000     $     442,000
              Cash basis of accounting differences                            39,376                 -
              Less valuation allowance                                  (    410,401)     (    442,000)
                                                                       -------------     -------------
                                                                             172,975                 -
         Deferred tax liabilities:
              Cash basis of accounting differences                                 -                 -
                                                                       -------------     -------------
         Net deferred tax assets                                       $     172,975     $           -
                                                                       =============     =============

For the years ended December 31, 1999 and 1998 income tax benefit is comprised of the following components.

         Current tax benefit                                           $           -     $           -
         Deferred tax benefit                                                 79,932                 -
                                                                       -------------     -------------
                                                                       $      79,932     $
                                                                       =============     =============


                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999 and 1998, the Company made payments to the following related parties totaling $267,662 and $121,000, respectively, for services rendered.


1999                      1998

         Evergreen Petroleum Corporation               $   4,500     $  56,000
         Integra International                            45,300        32,000
         Integra Mining                                   38,000             -
         WOC Transfer Co.                                 38,500        12,500
         Jennifer Beal                                    39,662         2,500
         Penigiran Hashim Jaya                            68,700        18,000
         George Wulf                                      33,000             -

Evergreen Petroleum Corporation is privately owned by Janis Wulf and Jennifer Beal. George Wulf is also the Chairman and CEO of Integra International and Integra Mining. Jennifer Beal and Janis Wulf own WOC Transfer Co., the stock transfer agent for the Company, and are the daughter and wife of George Wulf. Penigiran Hashim Jaya is an officer of the Company.

9.       FINANCIAL INSTRUMENTS

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

Accounts receivable

The Company's accounts receivable are unsecured and represent fees of closed mortgage loans from customers in the Dallas/Ft. Worth metropolitan area not collected at years end. Management believes it is not exposed to any significant credit risks affecting accounts receivable and that these amounts are fairly stated at estimated net realizable amounts.

Notes payable

Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.



                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SEGMENT INFORMATION

The Company conducts its operations through two reporting segments, each of which is conducted through separate corporations. Those reportable segments are its Philippine housing project and its mortgage lending activity.

The following table reflects certain information about the Company's reportable operating segments for the year ended December 31, 1999. For the year ended
December 31, 1998, the Company's only reportable segment was its Philippine housing project and, accordingly the December 31, 1998 consolidated financial statement contains the required segment information for that year. There are no inter-company revenue or expense transactions.

                                            Philippine Housing      Mortgage           Total
                                            ------------------      --------           -----


     Revenue from external customers             $   20,059     $   2,196,512     $   2,216,571
     Operating loss (                               189,877)      (   193,050)      (   382,927)
     Interest expense                                   265             2,242             2,507
     Depreciation and amortization                        -            54,376            54,376
     Consulting services, non cash                  135,050                 -           135,050
     Expenditures to acquire long-lived
        assets                                            -            47,137            47,137
     Total long-lived assets net of
        depreciation                                      -           105,870           105,870
     Equity in net loss of investees                576,664                 -           576,664
     Income tax benefit                                   -            79,932            79,932
