Form 10QSB/A
period 2000-03-31
WULF INTERNATIONAL LTD
filed 2000-06-28
CIK 108633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                            Turner, Stone & Company
                          Certified Public Accountants
                   A Registered Limited Liability Partnership
                       12700 Park Central Dr., Suite 1610
                              Dallas, Texas 75251





                         Independent Accountant's Report
                         -------------------------------


Board of Directors and Stockholders
Wulf International, Ltd.
    and subsidiary
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of March 31, 2000 and the related statement of operations stockholders' equity and cash flows for the quarter then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Turner, Stone & Company, LLP
-------------------------------
Certified Public Accountants
June 26, 2000

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


Other Current Liabilities
-------------------------

This represents an advance from a relative of a shareholder in the amount of $94,760.

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

The Company's SFM Mortgage subsidiary had an informal conference on June 5, 2000 with the U.S. Department of HUD to discuss SFM's above average rates of default on FHA mortgages during 1998 and 1999. No decision has been received as of this date from FHA/HUD, though one is expected in approximately 4 weeks. FHA/HUD could terminate SFM'S ability to originate FHA loans in its Bedford office for 6 months or place SFM on credit watch. The Company believes, but cannot be assured, that regardless of the decision it will be able to conduct FHA business with a minimum of ecomonic disruption.

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

                                           WULF INTERNATIONAL LTD.




Date: June 27, 2000                         /s/  George R. Wulf
                                           -------------------------------------
                                                George R. Wulf
                                                Chief Executive Officer and
                                                Principal Financial and
                                                Accounting Officer