Form 10QSB
period 2000-06-30
WULF INTERNATIONAL LTD
filed 2000-08-14
CIK 108633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000



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

          Securities registered pursuant to section 12(g) of the Act:

                           $.01 par value common stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Common Stock     32,297,111

                                Table of Contents
                                -----------------

Part I - Financial Information                                          Page No.

Item 1 - Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Balance Sheets as of  June 30, 2000 and 1999                          3
     Statement of Operations for the Six Months ended
      June 30, 2000 and 1999                                               5
     Statement of Operations for the Three Months ended
      June 30, 2000 and 1999                                               6
     Statement of Cash Flows for the Six Months ended
      June 30, 2000 Notes to                                               7
     Financial Statements                                                  9

Item 2 - Management's Discussion and Analysis or Plan of Operation        15

Part II - Other Information

Item 1   Legal Proceedings                                                16
Item 2.  Changes in Securities and Use of Proceeds                        17
Item 3.  Defaults upon Senior Securities                                  17
Item 4.  Submission of Matters to a Vote of Security Holders              17
Item 5.  Other Information                                                18
Item 6.  Exhibits and Reports on Form 8-K                                 18
            (a) Exhibits:               (None)

            (b) Reports on form 8-K      (None)

Signature Page                                                            19

                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Stockholders
Wulf International, Ltd.
    and subsidiary
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of June 30, 2000 and the related statement of operations stockholders' equity and cash flows for the three months and six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Certified Public Accountants
August 14, 2000



                                     PART I

Item 1. Financial Statements

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             June 30, 2000 AND 1999
                             ----------------------
                                   (Unaudited)
                                   -----------


                                     Assets
                                     ------
                                                                   2000         1999
                                                                ----------   ----------
Current assets:

         Cash                                                   $   72,384   $  216,804
         Accounts receivable, trade                                 98,368      111,850
         Advances to employees                                       4,003       32,931
                                                                ----------   ----------

                  Total current assets                             174,755      361,585
                                                                ----------   ----------

Property and equipment, net of $43,395
     of accumulated deprecation                                    102,033       95,314
                                                                ----------   ----------
Other assets:

         Deposits                                                    6,776        6,776
         Deferred income tax benefits                              172,975       93,043
         Goodwill, net of $51,766 of
             Accumulated amortization                              391,950      437,320
         Investments in Philippines mineral exploration data,      250,000         --
                                                                ----------   ----------
               Net of $50,000 of amortization


                                                                   821,701      537,139
                                                                ----------   ----------

                                                                $1,098,489   $  994,038
                                                                ==========   ==========




                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                              2000           1999
                                                          -----------    -----------
Current liabilities:

         Accounts payable, trade                          $   152,703    $    62,304
         Accrued payroll and other expenses                   148,537        119,148
         Bank loans                                            58,826           --
         Current portion of long term debt                      9,639          5,692
         Other current liabilities                             26,437           --
                                                          -----------    -----------

                  Total current liabilities                   396,142        187,144
                                                          -----------    -----------

Long-term note payable, net of current portion                 14,125         27,037

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 1,402,800 and 1,164,800
             issued and outstanding, respectively           1,402,800      1,164,800
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             32,297,111 and 26,798,390
             issued and outstanding, respectively             322,971        267,983
         Paid in capital in excess of par value             3,433,759      3,044,833
         Accumulated deficit                               (4,471,308)    (3,697,759)
                                                          -----------    -----------

                                                              688,222        779,857
                                                          -----------    -----------

                                                          $ 1,098,489    $   994,038
                                                          ===========    ===========




                            WULF INTERNATIONAL, LTD.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED June 30, 2000 AND 1999
                 -----------------------------------------------
                                   (Unaudited)



                                                             2000           1999
                                                         -----------    -----------
Revenues:

         Loan origination and other fees                 $ 1,611,139    $   656,132
         Other income                                             42             61
                                                         -----------    -----------

                                                           1,611,181        656,193

Operating costs and expenses:

         Personnel costs                                     797,061        284,406
         Loan production costs                               591,849        237,282
General and administrative                                   315,276        144,558
         Amortization                                         72,186          7,395
         Depreciation                                         18,600          4,348
                                                         -----------    -----------

                                                           1,794,972        677,989
                                                         -----------    -----------

Operating loss                                              (183,833)
                                                                            (21,796)

Corporate general and administrative expenses,
    principally related to Philippines Housing project      (272,068)      (299,240)

Interest expense                                               2,499            678
                                                         -----------    -----------

Loss before income taxes                                    (458,400)      (321,714)


Provision for income tax benefit                                   0           --
                                                         -----------    -----------

Net loss                                                 $  (458,400)   $  (321,714)
                                                         ===========    ===========


Net loss per share:
         Basic                                           $     (.015)   $     (.016)
         Diluted                                         $     (.012)   $     (.013)



    The accompanying notes are an integral part of the financial statements.

                              WULF INTERNATIONAL, LTD.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                FOR THE THREE MONTHS ENDED June 30, 2000 AND 1999
                -------------------------------------------------
                                   (Unaudited)



                                                           2000         1999
                                                         ---------    ---------
Revenues:

         Loan origination and other fees                 $ 872,999    $ 656,132
         Other income                                           61
                                                         ---------    ---------

                                                           873,060      656,193

Operating costs and expenses:

         Personnel costs                                   439,277      284,406
         Loan production costs                             298,681      237,282
General and administrative                                 154,104      144,558
         Amortization                                       61,093        7,395
         Depreciation                                        9,300        4,348
                                                         ---------    ---------

                                                           962,455      677,989
                                                         ---------    ---------

Operating loss                                             (89,437)     (21,796)

Corporate general and administrative expenses,
    principally related to Philippines Housing project    (218,921)    (256,397)

Interest expense                                             1,280          678
                                                         ---------    ---------

Loss before income taxes                                  (309,638)    (278,871)


Provision for income tax benefit                                 0         --
                                                         ---------    ---------

Net loss                                                 $(309,638)   $(278,871)
                                                         =========    =========


Net loss per share:
         Basic                                           $   (.010)   $   (.013)
         Diluted                                         $   (.008)   $   (.010)



    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED June 30, 2000 AND 1999
                 -----------------------------------------------
                                   (Unaudited)



                                                         2000           1999
                                                     -----------    -----------

Cash flows from operating activities:

         Cash from customers                         $ 1,611,181    $   656,193
         Cash paid to employees                         (797,061)      (284,406)
         Cash paid to suppliers                       (1,128,360)      (670,227)
         Interest paid                                    (2,499)          (678)
                                                     -----------    -----------

         Net cash used in operating activities          (316,739)      (299,118)
                                                     -----------    -----------

Cash flows from investing activities:

         Purchase of mineral exploration data           (100,000)
         Employee advances repaid                          2,000         13,055
         Purchase of property and equipment              (14,362)       (16,134)
                                                     -----------    -----------

         Net cash used in investing activities          (112,362)        (3,079)
                                                     -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock          384,880        372,000
         Advances                                         71,487           --
         Repayments of notes payable & bank loans        (15,142)        (5,492)
                                                     -----------    -----------

         Net cash provided by financing activities       441,225        366,508
                                                     -----------    -----------

Cash flows from acquisition of SFM Mortgage                 --          145,901

Net increase (decrease) in cash                           12,124        210,212

Cash at beginning of period                               60,260          6,592
                                                     -----------    -----------

Cash at end of period                                $    72,384    $   216,804
                                                     ===========    ===========






    The accompanying notes are an integral part of the financial statements.



                            WULF INTERNATIONAL, LTD.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED June 30, 2000 AND 1999
                 -----------------------------------------------


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                      2000         1999
                                                                    ---------    ---------
Net loss                                                            $(458,400)   $(321,714)
                                                                    ---------    ---------

Adjustment to reconcile net loss to net
     cash used in operating activities


         Depreciation and amortization                                 90,786       11,743
         Common stock issued for services                              19,280       16,500
         Preferred stock issued for services                          140,000        1,800
         (Increase) decrease in Accounts Receivable-trade            (111,850)

         Increase (decrease) in accounts payable, trade                10,264       62,304
         Increase (decrease) in accrued expenses                       64,052      119,148
         Increase (decrease) in other current assets/ liabilities    (182,721)     (77,049)
                                                                    ---------    ---------

     Total adjustments                                                141,661       22,596
                                                                    ---------    ---------

Net cash used in operating activities                               $(316,739)   $(299,118)
                                                                    =========    =========

                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------


Issuance of preferred stock for purchase of
      Philippines mineral exploration data                          $ 100,000

Issuance of preferred stock for payment of advances                 $ 200,000
    and payment for services


    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and at June 30, 2000, the majority of its net assets and its revenues and expenses were from this operating segment.

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

As part of the agreement, SFM purchased 50,000 shares of Wulf's preferred stock at $1.00 per share and received an option to purchase 200,000 shares of the Company's preferred stock at $0.10 per share. This option must be exercised prior to any proposed secondary public offering of the Company's preferred stock. The accompanying consolidated statement of operations includes SFM's results of operations subsequent to April 30, 1999.

The following pro forma information is presented as if the above acquisition had occurred as of January 1, 1999, the beginning of the earliest period presented in the accompanying consolidated financial statements.

                                                       Six months ended
                                                            June 30,
                                                 ---------------------------
                                                     2000            1999
                                                 -----------     -----------
                  Revenues                       $ 1,611,181       1,946,475
                  Net loss                          (458,400)       (343,809)
                  Net loss per share                   (.015)          (.017)

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

Goodwill
--------

Goodwill relating to the Company's purchase of SFM is being amortized using the straight-line method over ten years. For the quarter June 30, 2000, amortization expense totaled $11,093.

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

Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss plus any preferred stock dividends by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares and warrants. Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares and warrants.

For the quarters ended June 30, 2000 and 1999, basic loss per share amounts are based on 31,313,011 and 21,330,864 weighted average shares of common stock outstanding, respectively. For the six months ended June 30, 2000 and 1999 the basic loss per share amounts are based on 30,435,044 and 19,508,355 weighted average shares of common stock outstanding, respectively.

2.   INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)
----------------------

In April 1998, the Company formed a joint venture with a Republic of the Philippines company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines. The Company owns an 80% interest and ASC owns a 20% interest in this joint venture, which is registered and organized under the laws of the Republic of the Philippines. Wulf gave a Philippines company qualified as a builder of low cost housing a 10% interest this year.

To accomplish this purpose WRG formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation. The name of this joint venture is SPDA-Warisan Joint Venture (SWJV) and it is owned 70% by WRG and 30% by SPDA.

The Company accounts for its investment in WRG using the equity method of accounting. For the quarters ended June 30, 2000 and 1999, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

Philippines Mineral Exploration Investment
------------------------------------------

Wulf has acquired from several Filipino companies the sole proprietary rights to the geologic data on gold and other mineral deposits in two areas in the Republic of the Philippines. We have been informed that the sellers' cost was approximately 1.49 million dollars. The data was acquired during the period
1996-1998 and consists of rock samples, geologic surveys, numerous maps and other information. Wulf issued 300,000 shares of its $1 par value authorized unissued preferred stock for these rights and copies of all data. The information covers two geographic areas, one in the northern Philippines, the Playa de Oro Project, and the other in the southern Philippines, the Sierra de Oro Project.

Playa de Oro Project - This is an area of known gold deposits lying offshore from a large deposit of primary gold that has been mined for many years. The area of interest covers about 57,000 hectares in shallow water. The exploration plan is to (1)complete the exploration permits, (2) conduct detailed side-scan sonar over the ocean floor, and (3) collect selected subsea samples and analyze for gold content. The Company plans to complete the exploration permit requirements as soon as possible. The estimated cost is $15,000.

Sierra de Oro Project - The island of Mindanao is known for several primary gold deposits. The area of sampling covers about 580,000 hectares and some 29 exploration permit areas. Hundreds of rock samples were collected and analyzed for gold, silver, and other minerals. The exploration plan is to (1)acquire new permits on the anomalous gold areas as defined by the sampling, (2) conduct an air magnetic survey and possibly color satellite photography, and (3) obtain core-drilling samples in the most promising areas. The cost of this program is estimated at $700,000. Subject to the availability of funds, the Company plans to conduct the air magnetic survey early in 2001.

The Company is amortizing its investment over three years (3), starting January 1, 1999, and has amortized $50,000 to date.

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

4.   COMMITMENTS AND CONTINGENCIES

Leases
------

The Company conducts its operations from facilities in (a)Bedford, Texas under a lease expiring in September 2003 requiring a monthly rental of $5,798, and (b) Azle, TX which is under a month to month lease.

Litigation
----------

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

Contingent liabilities
----------------------

SFM is subject to normal industry buyback provisions on loans sold to investors on which there is fraud, first payment default and for sub-prime loans defaults in the first year and other normal and customary provisions. SFM has no loans at the present time that are subject to such buybacks.

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At June 30, 2000 the amount of this contingent liability was $970,232.

At June 30, 2000 SFM had temporarily funded loans through two lending institutions in the amount of $4,222,877 for loans not yet funded by the final lender.

5.   EMPLOYEE BENEFIT PLAN

The Company's SFM subsidiary has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 25% of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service. For the quarters ended June 30, 2000 and 1999, employer matching and discretionary contributions to the plan totaled $4010 and 0.

6.   NOTES PAYABLE

The Company's notes payable consist of a business line of credit (balance $47,672) of its SFM subsidiary due in July 2001 which bears interest at a rate of the Wall Street Journal Prime Rate plus 1.0%, and is secured by substantially all the assets of its SFM subsidiary. The interest rate is currently 10.5%. Also, a loan financing computer equipment matures in July 2001 and has a balance of $11,153. It is secured by the equipment financed. Both loans are guaranteed by the SFM CEO, who is a 11% shareholder in Wulf, and one of her family members.

The loans are payable on demand by the bank, and are also subject to default conditions normal for this size business, including change in control or key management.

 In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. The current balance totals $23,764.

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

Item 2. Management's Discussion and Analysis

Acquisition of SFM Mortgage Co.
-------------------------------

     On April 30, 1999, Wulf International Ltd. (hereinafter also referred to as Wulf or the Company) closed its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is an eleven-year old mortgage finance company with 44 employees. It does business primarily in Texas, but is qualified and does limited business in other states. Through lines of credit with major financial institutions, SFM provide mortgage money primarily to the home real estate market. This acquisition will be helpful to Wulf because SFM can assist with mortgage financing for the Philippines National Shelter Project when, and if that project can obtain funding, approvals and be implemented. This project is for one million new homes to be built by the Southern Philippines Development Authority (SPDA)-Warisan Joint Venture of which Wulf is a 49% partner and is further described below.

Philippines National Shelter Low Cost Housing Projects
------------------------------------------------------

     The Company's Philippines Projects, which are described in detail in the Company's form 10KSB for 1999, and which are subject to obtaining financing and government guarantees, neither of which can be assured, are described in outline form below. Mr. Franklin, President of Wulf visited in the Philippines with government officials during July of this year.

     Wulf, through joint venture participation in the Warisan Group Corporation, continues to pursue low cost housing development programs in the Philippines. This is in three distinct sectors:

1. The SPDA-Warisan Joint Venture to develop one million low cost homes on or near the main southern island of Mindanao, is progressing and must be presented to President Estrada for final approval. The next step is to have a Philippines based consultant conduct over the next four months a market based feasibility study to identify the existing housing inventory, the demand for new homes in all economic categories, and the available developer and contractor resources in each location. This data will be collected for all cities and principal towns in the Southern Philippines, and it will be used to identify the ten most advantageous locations in which to start this program. These sites will constitute the first two years' ramp-up of the program. The study will also be coordinated with the Investment Coordinating Council, which must recommend to the President the approval of the bond issue to provide operating capital to the program.

2. Preliminary negotiations are underway with the National Development organization (NDC) for a similar program for the entire country. The NDC (and public law) supports conversion of previously authorized but unused agricultural bonds to be used for housing infrastructure development. The NDC also is prepared to make available for housing development all of the land it owns across the Philippines. The Flagship Committee will recommend to the President that he approve this conversion at its presentation in December. This will be supported by a second part of the above described feasibility study, which will provide detailed information concerning the housing market throughout the Republic of the Philippines.

3. Squatter relocation projects continue to be authorized by the National Housing Authority in response to the needs of infrastructure projects sponsored by the Flagship Committee. The Warisan Group, in joint venture with an experienced local general contractor (WERR Construction International), has begun to submit proposals to construct these projects. The first of these proposals is currently under evaluation by the NHA.

Results of Operations
---------------------

Quarter ended June 30, 2000
---------------------------

         Wulf's mortgage subsidiary (SFM Mortgage) incurred a pretax loss of $19,750 in the quarter, compared to a loss of $94,396 in the first quarter. This improvement was due to higher loan volume and reduced costs. The loss itself is due to volume not meeting expected levels.

         General and administrative expenses for the three months totaled $218,921 compared to $256,397 in the prior year. The majority of these expenses were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines.

         Wulf's total net losses for the second quarter were $309,638 compared to a loss of $278,871 in the comparable period in 1999.

Six Months Ended June 30, 2000
------------------------------

         Wulf's net losses for the six months were $458,400 compared to $321,714 in the prior year period. Expenses related to our proposed projects in the Philippines totaled $272,068 in the current period compared to $299,240 in the prior year. Losses at the SFM Mortgage subsidiary totaled $114,146 in the current period compared to $44,365 in the comparable six months of 1999.

Liquidity and Capital Resources
-------------------------------

         Wulf continued to fund its business through existing working capital, bank loans described below, private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf expects to continue to fund itself through these means. Bank of Texas has extended to the Company's SFM Mortgage subsidiary a line of credit of $50,000 (current balance $47,672) effective from July 29, 2000 for one year. The line is secured by a lien on equipment, inventories and accounts. In addition, SFM had a two year bank loan for $21,000 (current balance $11,153) covering certain computer equipment, secured by same, maturing July 28, 2001. See Note 6 above for additional information.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

     Insofar as is known to the Company's management as of June 30, 2000, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject.

Item 2. Changes in Securities and Use of Proceeds

     Both  common and  preferred  stock have been sold in  private  sales  under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                                Three Months Ended June 30, 2000
                                                --------------------------------
                                                        Shares      Dollars
                                                      ---------    ---------
      Common stock sold cash                            300,000      $30,000
      Common stock issued to employees as
           retention incentive                        1,328,000       13,280
      Common stock issued for preferred converted       500,000      100,000
      Common stock issued for warrants exercised         58,000        5,800


      Preferred stock issued for debt forgiveness       200,000      200,000
      and services to a relative of a 11% shareholder
       (see note 1 below)
                                                 Six Months Ended June 30, 1999
                                                 ------------------------------
                                                        Shares      Dollars
                                                      ---------    ---------
      Common stock sold cash                            598,800    $  59,800
      Common stock issued to employees as
           retention incentive                        1,328,000       13,280
      Common stock issued for preferred converted       750,000      150,000
      Common stock issued for services                  600,000        6,000
      Common stock issued for warrants exercised         58,000        5,800


      Preferred stock issued for debt forgiveness       200,000      200,000
      and services to a family member  of an
       11% shareholder (see note 1 below)

      Preferred stock issued for Philippines mineral    100,000      100,000
          Exploration data

Note 1. A family member of an 11% shareholder advanced $60,000 to SFM Mortgage, which debt was eliminated in exchange for the a portion of the preferred stock listed above. An additional advance of $26,437 to SFM from that same family member remains open.

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

     The Company's SFM Mortgage subsidiary has been informed on August 3, 2000 that its loan origination agreement with the U.S. Department of Housing and Urban Development (HUD) has been terminated for its Bedford, TX office applying to loans originating in the HUD Ft. Worth region. The action was taken because of the above average number of defaults of SFM Mortgage. This action does not affect SFM's right to purchase insured mortgages or to service its own portfolio or the portfolio of other mortgagees. SFM mortgage did not underwrite these loans and has since hired its own underwriter. SFM may after 6 months reapply for the ability to originate loans from its Bedford, TX office. In the meantime it retains the right to originate loans from its Azle, TX office.

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

                                                  WULF INTERNATIONAL LTD.



                                                /s/  George R. Wulf
Date: August 9, 2000                           ---------------------------------
                                                George R. Wulf, Chairman and CEO

                                                    (Principal executive officer
                                                     and principal financial and
                                                     accounting officer)