Form 10QSB
period 2000-09-30
WULF INTERNATIONAL LTD
filed 2000-11-14
CIK 108633

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                          Commission file number 0-8638

             WULF INTERNATIONAL LTD. (formerly Wulf Oil Corporation) (Exact name of small business issuer as specified in its charter)

           COLORADO                                            83-0218086
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

                 1909 Central Dr. (Suite 200), Bedford, TX 76021
               (Address of principal executive offices) (Zip Code)

                                  817.540.7432
                (Issuer's telephone number, including area code)



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares outstanding of common stock as of September 30, 2000:

                Common Stock, par value $.01            35,369,111

                                Table of Contents
                                -----------------

Part I - Financial Information                                          Page No.

Item 1 - Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Balance Sheets as of  September 30, 2000 and 1999                       3
     Statement of Operations for the Nine Months ended
      September 30, 2000 and 1999                                            5
     Statement of Operations for the Three Months ended
      September 30, 2000 and 1999                                            6
     Statement of Cash Flows for the Nine Months ended
      September 30, 2000 and 1999                                            7
     Notes to Financial Statements                                           9

Item 2 - Management's Discussion and Analysis or Plan of Operation          15

Part II - Other Information

Item 1   Legal Proceedings                                                  17

Item 2.  Changes in Securities and Use of Proceeds                          17
Item 3.  Defaults upon Senior Securities                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                18
Item 5.  Other Information                                                  18
Item 6.  Exhibits and Reports on Form 8-K                                   18
            (a) Exhibits:               (None)

            (b) Reports on form 8-K      (None)

Signature Page                                                              20



                                     PART I

Item 1. Financial Statements

                             WULF INTERNATIONAL LTD.
                             -----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           September 30, 2000 AND 1999
                           ---------------------------
                                   (Unaudited)



                                     Assets
                                     ------

                                                                       2000         1999
                                                                    ----------   ----------
Current assets:

         Cash                                                       $   29,110   $   83,948
         Accounts receivable, trade                                     70,946      111,307
         Advances to employees and other                                 2,503       26,923


                  Total current assets                                 102,559      222,178
                                                                    ----------   ----------

Property and equipment, net of $52,695
     of accumulated deprecation                                         93,395      108,506
                                                                    ----------   ----------

Other assets:

         Deposits and prepaid insurance                                 16,842        6,776
         Deferred income tax benefits                                  172,975       93,043
         Goodwill, net of $62,859 and $18,488
             of  accumulated amortization                              380,857      425,228
         Investment in Warisan Group JV                                   --           --
         Investment in Philippines mineral exploration data,           225,000      200,000
                                                                    ----------   ----------
               Net of $75,000 and 0 of amortization, respectively

                                                                       795,674      725,047
                                                                    ----------   ----------

                                                                    $  991,628   $1,055,731
                                                                    ==========   ==========


The accompanying notes are an integral part of the financial statements.



                      Liabilities and Stockholders' Equity
                      ------------------------------------


                                                                   2000           1999
                                                               -----------    -----------
Current liabilities:

         Accounts payable, trade                               $   165,512    $    32,251
         Accrued payroll and other expenses                        152,286        109,913
         Bank loans                                                 55,074         59,392
         Current portion of long term debt                           7,398          3,451
         Other current liabilities                                   3,150          3,150
                                                               -----------    -----------

                  Total current liabilities                        383,420        208,157
                                                               -----------    -----------

Long-term notes and advances payable, net of current portion       102,950         27,037

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 1,590,300 and 1,346,300
             issued and outstanding, respectively                1,590,300      1,346,300
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             35,369,111 and 27,833,390
             issued and outstanding, respectively                  353,691        278,333
         Paid in capital in excess of par value                  3,427,830      3,005,890
         Accumulated deficit                                    (4,866,563)    (3,809,986)
                                                               -----------    -----------

                                                                   505,258        820,537
                                                               -----------    -----------

                                                               $   991,628    $ 1,055,731
                                                               ===========    ===========



The accompanying notes are an integral part of the financial statements.



                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------
                                   (Unaudited)



                                                             2000           1999
                                                         -----------    -----------
Revenues:

         Loan origination and other fees                 $ 2,393,314    $ 1,421,590
         Other income                                            104             61
                                                         -----------    -----------
                                                           2,393,418      1,421,651
Operating costs and expenses:

         Personnel costs                                   1,118,275        786,603
         Loan production costs                               893,111        577,783
       General and administrative                            502,164        208,720
         Amortization                                        108,279         18,488
         Depreciation                                         27,900         10,870
                                                         -----------    -----------
                                                           2,649,729      1,602,464
                                                         -----------    -----------

Operating loss                                              (256,311)      (180,813)

Corporate general and administrative expenses,
    principally related to Philippines Housing project      (594,428)      (452,343)

Interest expense                                               2,916            996
                                                         -----------    -----------

Loss before income taxes                                    (853,655)      (634,152)


Provision for income tax benefit                                --
                                                         -----------    -----------

Net loss                                                 $  (853,655)   $  (634,152)
                                                         ===========    ===========


Net loss per share:
         Basic                                           $     (.027)   $     (.029)
         Diluted                                         $     (.022)   $     (.023)




The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             ------------------------------------------------------
                                   (Unaudited)



                                                           2000         1999
                                                         ---------    ---------

Revenues:

         Loan origination and other fees                 $ 782,175    $ 765,458
         Other income                                          104
                                                         ---------    ---------

                                                           782,279      765,458

Operating costs and expenses:

         Personnel costs                                   421,214      477,551
         Loan production costs                             301,262      340,501
General and administrative                                  86,888       66,917
         Amortization                                       36,093       11,093
         Depreciation                                        9,300        6,522
                                                         ---------    ---------

                                                           854,757      902,584
                                                         ---------    ---------

Operating loss                                             (72,478)    (137,126)

Corporate general and administrative expenses,
    principally related to Philippines Housing project    (322,360)    (177,749)

Interest expense                                               417          318
                                                         ---------    ---------



Loss before income taxes                                  (395,255)    (315,193)


Provision for income tax benefit                              --           --
                                                         ---------    ---------

Net loss                                                 $(395,255)   $(315,193)
                                                         =========    =========


Net loss per share:
         Basic                                           $   (.012)   $   (.012)
         Diluted                                         $   (.009)   $   (.009)



    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED September 30, 2000 AND 1999
              -----------------------------------------------------
                                   (Unaudited)


                                                        2000           1999
                                                    -----------    -----------

Cash flows from operating activities:

         Cash from customers                         $ 2,420,840    $ 1,462,118
         Cash paid to employees                       (1,050,474)      (751,219)
         Cash paid to suppliers                       (1,638,568)    (1,297,967)
         Interest paid                                    (2,916)          (996)
                                                     -----------    -----------

         Net cash used in operating activities          (271,118)      (588,064)
                                                     -----------    -----------

Cash flows from investing activities:

         Employee advances repaid                          1,500         36,680
         Purchase of property and equipment              (15,023)       (35,848)
                                                     -----------    -----------

         Net cash used in investing activities           (13,523)           832
                                                     -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock          125,800        415,050
         Long term advances from affiliate               148,825         59,392
         Repayments of notes payable & bank loans        (21,134)        (4,260)
                                                     -----------    -----------

         Net cash provided by financing activities       253,491        470,182
                                                     -----------    -----------

Cash flows from acquisition of SFM Mortgage                 --          145,901
                                                                    -----------

Net increase (decrease) in cash                          (31,150)        28,851

Cash at beginning of period                               60,260         55,097
                                                     -----------    -----------

Cash at end of period                                $    29,110    $    83,948
                                                     ===========    ===========






    The accompanying notes are an integral part of the financial statements.



                            WULF INTERNATIONAL, LTD.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED September 30, 2000 AND 1999
              -----------------------------------------------------


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------


                                                                      2000         1999
                                                                    ---------    ---------

Net loss                                                            $(853,655)   $(634,152)
                                                                    ---------    ---------

Adjustment to reconcile net loss to net
     cash used in operating activities


         Depreciation and amortization                                136,179       29,358
         Writeoff of uncollectible account                               --         51,659
         Common stock issued for services                              75,880       16,700
         Preferred stock issued for services                          317,500        4,800
         (Increase) decrease in Accounts Receivable-trade              27,422       (6,484)

         Increase (decrease) in accounts pay., trade                   31,273       (9,074)
         Increase (decrease) in accrued expenses                       67,801       10,892
         Increase (decrease) in other current assets/ liabilities     (73,518)     (51,763)
                                                                    ---------    ---------

     Total adjustments                                                582,537       46,088
                                                                    ---------    ---------

Net cash used in operating activities                               $(271,118)   $(588,064)
                                                                    =========    =========



                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------


Issuance of preferred stock for purchase of
      Philippines mineral exploration data                          $ 100,000    $ 200,000
Issuance of preferred stock for payment of advances                 $ 200,000
    and payment for services
Issuance of preferred stock for services                            $ 187,500
Acquisition of SFM for common stock                                              $ 781,308


    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

Wulf International, Ltd. ("Wulf" or the "Company") was incorporated in the state of Colorado in 1973. The Company originally operated as an oil and gas exploration entity until 1992. In 1992, the Company became inactive and ceased reporting with the SEC but retained its status as a registered company. During 1997 and 1998 the Company negotiated a joint venture agreement with a native Philippines company and an agency of the Government of the Philippines, the Southern Philippines Development Authority (SPDA) (Note 2), to construct one million low cost housing units in the southern portion of the country. The Company is currently seeking funding and government guarantees for this project, neither of which can be assured.

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and at September 30, 2000, the majority of its net assets and its revenues and expenses were from this operating segment.

Business combinations
---------------------

On April 30, 1999, the Company acquired 100% of the outstanding stock of Specialized Financial Services, Inc. ("SFM"), a Texas corporation engaged in mortgage banking activities, in exchange for 7,500,000 shares of Wulf's common stock valued at $0.104 a share. The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of the net assets acquired with the excess of Wulf's cost over the fair value of acquired net assets allocated to goodwill.

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

                                                  Nine months ended
                                                    September 30,
                                              ------------------------
                                                 2000          1999
                                              ----------    ----------

                  Revenues                    $2,393,418     2,711,933
                  Net loss                      (853,655)     (663,642)
                  Net loss per share               (.027)        (.030)

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

Goodwill
--------

Goodwill relating to the Company's purchase of SFM is being amortized using the straight-line method over ten years. For the quarter September 30, 2000, amortization expense totaled $11,093.

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

Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares and warrants. Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares and warrants.

For the quarters ended September 30, 2000 and 1999, basic loss per share amounts are based on 33,833,111 and 27,315,890 weighted average shares of common stock outstanding, respectively. For the nine months ended September 30, 2000 and 1999 the basic loss per share amounts are based on 31,668,561 and 21,589,614 weighted average shares of common stock outstanding, respectively.

2.   INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)
----------------------

In April 1998, the Company formed a joint venture with a Republic of the Philippines company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines. The name of this joint venture is Warisan Group JV("WRG"). The Company owns an 80% interest and ASC owns a 20% interest in this joint venture, which is registered and organized under the laws of the Republic of the Philippines. Wulf is considering, but has not yet made a final decision, giving a Philippines company certified in the Philippines as a builder of low cost housing a 10% interest in the joint venture to strengthen the joint venture's operating credentials.

To further WRG's goal of participating in the Philippines low cost housing market WRG formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation. The name of this joint venture is SPDA-Warisan Joint Venture (SWJV) and it is owned 70% by WRG and 30% by SPDA. This JV's objective is to finance and build low cost housing in the southern Philippines.

The Company accounts for its investment in WRG using the equity method of accounting. For the quarters ended September 30, 2000 and 1999, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

Philippines Mineral Exploration Investment
------------------------------------------

Wulf has acquired from several Filipino companies the sole proprietary rights to the geologic data on gold and other mineral deposits in two areas in the Republic of the Philippines. We have been informed that the sellers' cost with respect to such data was approximately $1.49 million dollars. The data was acquired during the period 1996-1998 and consists of rock samples, geologic surveys, numerous maps and other information. Wulf issued 300,000 shares of its $1 par value authorized unissued preferred stock for these rights and copies of all data. The information covers two geographic areas, one in the northern Philippines, the Playa de Oro Project, and the other in the southern Philippines, the Sierra de Oro Project.

Playa de Oro Project - This is an area of known gold deposits lying offshore from a large deposit of primary gold that has been mined for many years. The area of interest covers about 57,000 hectares in shallow water. The exploration plan is to (1)complete the exploration permits, (2) conduct detailed side-scan sonar over the ocean floor, and (3) collect selected sub-sea samples and analyze for gold content. The Company plans to complete the exploration permit requirements in the later part of 2001. The estimated cost of completing and filing such permits is approximately $15,000.

Sierra de Oro Project - The Island of Mindanao is known for several primary gold deposits. The area of sampling covers about 580,000 hectares and some 29 exploration permit areas. Hundreds of rock samples were collected and analyzed for gold, silver, and other minerals. The exploration plan is to (1) acquire new permits on the anomalous gold areas as defined by the sampling, (2) conduct an air magnetic survey and possibly color satellite photography, and (3) obtain core-drilling samples in the most promising areas. The cost of this program is estimated at $700,000. Subject to the availability of funds, which cannot be assured, the Company plans to conduct the air magnetic survey in the second half of 2001.

The Company is amortizing  its  investment in the geologic data over three years
(3), starting January 1, 2000, and has amortized $75,000 to date.

3.   CONVERTIBLE PREFERRED STOCK

The Company's preferred stock shares are convertible into the Company's common stock shares at any time after one year from the date of issuance at the rate of five common stock shares for each share of preferred stock. The preferred shares do not pay a dividend, are non-voting and have a preference in liquidation of up to $1.00 per share. In addition, each preferred share entitles the holder to one warrant to purchase for $.10 per share one common stock share for each preferred stock share held. The warrants expire one year from the date of issuance of the accompanying preferred stock.

4.   COMMITMENTS AND CONTINGENCIES

Leases
------

The Company conducts its operations from facilities in (a) Bedford, Texas under a lease expiring in September 2003 requiring a monthly rental of $5,798, and (b) Azle, TX which is under a month to month lease at a rate of $300 per month.

Litigation
----------

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows. See Part II, Item 1 legal proceedings describing a suit again the Company's SFM subsidiary for which no loss provision has been made.

Contingent liabilities
----------------------

SFM is subject to normal industry buyback provisions on loans sold to investors on which there is fraud, first payment default and for sub-prime loans defaults in the first year and other normal and customary provisions. SFM has no loans at the present time that are subject to such buybacks.

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At September 30, 2000 the amount of this contingent liability was $346,050.

At September 30, 2000 SFM had temporarily funded loans through two lending institutions in the aggregate amount of $1,679,020 for loans not yet funded by the final lender.

5.   EMPLOYEE BENEFIT PLAN

The Company's SFM subsidiary has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the SFM Board of Directors, subject to a limitation of 25% of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service. For the quarters ended September 30, 2000 and 1999, employer matching and discretionary contributions to the plan totaled $6028 and 0, respectively.

6.   NOTES PAYABLE

The Company's notes payable consist of a business line of credit (balance $46,810) of SFM due in July 2001 which bears interest at a rate of the Wall Street Journal Prime Rate plus 1.0%, and is secured by substantially all the assets of its SFM subsidiary. The interest rate is currently 10.5%. Also, a loan financing computer equipment matures in July 2001 and has a balance of $8,264. It is secured by the equipment financed. Both loans are guaranteed by the SFM President and chief executive officer, who is a beneficial owner of approximately 11 % of the common stock of Wulf, and one of her family members.

The loans are payable on demand by the bank, and are also subject to customary default conditions for this size business, including change in control or key management.

Included in long term debt is $88,825 which was advanced by a family member of the SFM President and chief executive officer , who is a beneficial owner of approximately 11 % of the common stock of Wulf. This unsecured loan matures on April 15, 2002.

 In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. The current balance totals $21,523.

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

Item 2. Management's Discussion and Analysis

Acquisition of SFM Mortgage Co.
-------------------------------

     On April 30, 1999, Wulf consummated its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is an eleven-year old mortgage finance company with 44 employees. SFM does business primarily in Texas, but is qualified and does limited business in other states. Through lines of credit with financial institutions, SFM provides mortgage money primarily to the home real estate market. This acquisition has the potential to be helpful to Wulf because SFM can assist with mortgage financing for the Philippines National Shelter Project when, and if that project can obtain funding, government approvals and be implemented. This project is for one million new homes to be built by the Southern Philippines Development Authority (SPDA)-Warisan Joint Venture in which Wulf has a 49% interest and is further described below.

Philippines National Shelter Low Cost Housing Projects
------------------------------------------------------

     The Company's Philippines Projects, which are described in detail in the Company's Form 10-KSB for 1999, and which are subject to obtaining financing and government guarantees, neither of which can be assured, are described in outline form below. Mr. Franklin, President of Wulf visited the Philippines and met with government officials during July of this year, and again in November 2000.

Wulf, through joint venture participation in the Warisan Group JV, continues to pursue low cost housing development programs in the Philippines. These programs are comprised of three distinct initiatives:

     1. The SPDA-Warisan Joint Venture to develop one million low cost homes, on or near the main southern island of Mindanao, is progressing and must be presented to the President of the Philippines for final approval. Before being presented to the President for final approval a number of steps are required. The next such step is to have a Philippines based consultant conduct over the next four months a market- based feasibility study to identify the existing housing inventory, the demand for new homes in all economic categories, and the available developer and contractor resources in each location. This data will be collected for all cities and principal towns in the Southern Philippines, and it will be used to identify the ten most advantageous locations in which to start this program. It is anticipated that these sites will constitute the first two years' ramp-up of the program. The study will also be coordinated with the Investment Coordinating Council, which must recommend to the President the approval of the bond issue to provide operating capital to the program. This market based feasibility study is underway and is expected to be completed by the end of 2000.


     2. Preliminary negotiations are underway with the National Development organization (NDC) for a similar housing program for the entire country. The NDC (and public law) supports conversion of previously authorized but unused agricultural bonds to be used for housing infrastructure development. The NDC also is prepared to make available for housing development all of the land it owns across the Philippines. It is anticipated that The Flagship Committee will recommend to the President that he approve this conversion at its presentation in December 2000. This will be supported by the second part of the above described feasibility study, which will provide detailed information concerning the housing market throughout the Republic of the Philippines.

     3. Squatter relocation projects continue to be authorized by the National Housing Authority in response to the needs of infrastructure projects sponsored by the Flagship Committee. The Warisan Group, in joint venture with an experienced local general contractor (WERR Construction International), has begun to submit proposals to construct these projects.

Results of Operations
---------------------

Quarter ended September 30, 2000
--------------------------------

     Wulf's mortgage subsidiary (SFM) incurred a pretax loss of $58,051 in the third quarter of 2000, compared to a loss of $99,393 in the prior year third quarter. The loss is due primarily to two reasons: (1) SFM's entry into the wholesale mortgage business (dealing with other brokers directly as opposed to originating retail loans directly with individuals) has taken longer then anticipated to build up volume; and (2) SFM retail volume has declined in line with industry general trends.

     General and administrative expenses for the three months totaled $322,360 compared to $177,749 in the same period in the prior year. The majority of these expenses were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines.

     Wulf's total net losses for the third quarter were $395,255 compared to a loss of $315,193 in the comparable third quarter of 1999.

Nine Months Ended September 30, 2000
------------------------------------

     Wulf's net losses for the nine months ended September 30, 2000 were $853,655 compared to $634,152 in the same period in the prior year. Expenses related to our proposed projects in the Philippines totaled $594,428 in the current period compared to $452,343 in the prior year. Losses at our SFM Mortgage subsidiary totaled $151,051 in the nine months ended Sept 30, 2000 compared to $128,393 in the comparable nine months of 1999.

Liquidity and Capital Resources
-------------------------------

     Wulf continued in this quarter to fund its business through private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf expects to continue to fund itself through these same types of private sales of securities as well as continued issuance of stock for the services of certain experts and other expenses. Bank of Texas has extended the Company's SFM Mortgage subsidiary's line of credit of $50,000 (current balance $46,810) for another year effective to July 29, 2001. The line is secured by a lien on equipment, inventories and accounts. In addition, SFM had a two year bank loan for $21,000 (current balance $8,264) covering certain computer equipment, secured by same, maturing July 28, 2001. Also included in long term debt is $88,825 which was advanced by a family member of the SFM President and chief executive officer , who is a beneficial owner of approximately 11 % of the common stock of Wulf. This unsecured advance matures on April 15, 2002.
See Note 6 above for additional information.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

     Insofar as is known to the Company's management as of September 30, 2000, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject. Wulf's mortgage subsidiary, SFM was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $146,552 plus legal costs and fees and interest against the Company's subsidiary, SFM. SFM management believes the suit is without merit and intends to vigorously contest same. Wulf is not a party to this litigation.

Item 2. Changes in Securities and Use of Proceeds

     To fund the Company's operations both common and preferred stock have been sold in private sales under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued as payment for services of certain experts and for other expenses. These are summarized in the table below:

                                               Three Months Ended Sept. 30, 2000
                                               ---------------------------------
                                                          Shares       Dollars
                                                         ---------     --------
         Common stock sold cash                          1,320,000     $ 66,000
         Common stock issued for services                1,132,000       56,600
         Common stock issued in preferred conversion       620,000      124,000

         Preferred stock issued                            177,500      177,500
                  (see note 1 below)

                                                Nine Months Ended Sept. 30, 2000
                                                --------------------------------
                                                          Shares       Dollars
                                                         ---------     --------
         Common stock sold cash                          1,918,800     $125,800
         Common stock issued to employees as
                  retention incentive                    1,328,000       13,280
         Common stock issued for preferred converted     1,370,000      274,000
         Common stock issued for services                1,732,000       62,600
         Common stock issued for warrants exercised         58,000        5,800


         Preferred stock issued(see note 1 below)          177,500      177,500

         Preferred stock issued(see note 2 below)          200,000      200,000

         Preferred stock issued for Philippines mineral    100,000      100,000
             Exploration data

Note 1. This preferred stock was issued to a company that has and will continue to perform engineering, architectural and project management services for Wulf. W.L. Franklin, President and a Director of Wulf, is also President and a major shareholder of the company performing these services. This preferred stock issued will vest quarterly in the amount of 177,500 shares per quarter starting in the 3rd quarter of 2000 and finishing in the quarter ended June 30, 2001, for a total of 710,000 preferred shares.

Note 2. A family member of an 11% shareholder advanced $60,000 to SFM Mortgage, which advance was eliminated in exchange for $60,000 of the preferred stock listed above, with the remainder of the stock being issued as payment for services. An additional advance of $88,825 to SFM Mortgage from that same family member remains open, payable on April 15, 2002, and is included as part of long term advances.

The holders of preferred stock have the option to convert their preferred stock to common on the basis of five shares of common for each share of preferred after one year from date of issue. Preferred shareholders are also entitled to one warrant to purchase common stock for $0.10 per share for each share of preferred held, with the warrant expiring one year from date of purchase of the preferred stock. The preferred stock is non-voting stock but has first right on all assets in the event of liquidation up to $1.00 per preferred share.

Item 3. Defaults Upon Senior Securities.    None

Item 4. Submission of Matters to a Vote of Security Holders.    None


Item 5. Other Information.

On April 1, 1998, SFM et al entered into a compromise Conciliation Agreement with the United States Department of Housing and Urban Development and the Fort Worth Human Relations Commission settling a complaint which alleged a violation by SFM of the Fair Housing Act. The Settlement Agreement provides that over the next three years SFM will increase the funds available to low/moderate income minority single family, owner-occupied mortgage loans by $35,415,258 in the Dallas/Ft. Worth metroplex.

SFM was informed on August 3, 2000 that its loan origination agreement with the U.S. Department of Housing and Urban Development (HUD) with respect to its Bedford, TX office was terminated with respect to loans originating in the HUD Ft. Worth region. The action was taken because of the above average number of defaults of SFM originated loans. This action does not affect SFM's right to purchase insured mortgages or to service its own portfolio or the portfolio of others. SFM did not underwrite these loans and has since hired its own underwriter for these type loans. SFM may after 6 months reapply for the ability to originate HUD loans from its Bedford, TX office. During this period SFM retains the right to originate loans from its Azle, TX office.

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

                         Independent Accountant's Report
                             Turner, Stone & Company



Board of Directors and Stockholders
Wulf International Ltd.
    and subsidiary
Dallas, Texas


We  have  reviewed  the   accompanying   consolidated   balance  sheet  of  Wulf
International, Ltd. and subsidiary as of September 30, 2000 and the related consolidated statements of operations and cash flows for the three month and nine month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




Turner, Stone & Company
Certified Public Accountants
November 13, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Form 10-QSB report for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WULF INTERNATIONAL LTD.


                                              /s/ George R. Wulf
Date: November 13, 2000             -------------------------------------------
                                                George R. Wulf, Chairman and CEO
                                                   (Principal executive officer)


                                              /s/ Joseph A. Denahan
                                     -------------------------------------------
                                               Joseph A. Denahan, Vice president
                                                    and chief financial officer
                                      (Principal Financial & Accounting Officer)