Form 10KSB
period 2000-12-31
WULF INTERNATIONAL LTD
filed 2001-04-04
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                   FORM 10-KSB

|X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal year ended December 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file no. 0-8638

                             WULF INTERNATIONAL LTD.
                          (F/K/A WULF OIL CORPORATION)
                 (Name of small business issuer in its charter)

             Colorado                                      83-0218086
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        6850 Manhattan Blvd. #110
            Ft. Worth, Texas                                 76120
(Address of principal executive offices)                   (Zip Code)

                 Issuer's telephone number, including area code:
                                 (817) 429-1555

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to section 12(g) of the Exchange Act:
                           $.01 par value Common Stock
                                (Title Of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $2,905,540
                                                                   ----------
         The aggregate  market value of the voting and non-voting  common equity
held by  non-affiliates  of March 23, 2001 was:   $5,598,742

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title of Each Class                              Number of Shares Outstanding
-------------------                              ----------------------------

                                                      At March 27, 2001
Common Stock, $0.01 Par Value                            45,091,581


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None
                                      ----

Transitional Small Business Disclosure Format   Yes    No X
                                                   ---   ---

                             WULF INTERNATIONAL LTD.
                                TABLE OF CONTENTS

Form 10-KSB Item
----------------

Part I.                                                                     Page
                                                                            ----

    Item 1.  Business                                                         3

    Item 2.  Properties                                                       5

    Item 3.  Legal Proceedings                                                5

    Item 4.  Submission of Matters to a Vote of Security Holders              5

Part II.

    Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                          6

    Item 6.  Management's Discussion and Analysis or Plan of Operation        6

    Item 7.  Financial Statements                                             8

    Item 8.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          8

Part III.

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act            8

    Item 10  Executive Compensation                                          10

    Item 11. Security Ownership of Certain Beneficial Owners
                 and Management                                              11

    Item 12. Certain Relationships and Related Transactions                  12

    Item 13. Exhibits, List and Reports
                 On Form 8-K                                                 13

             Signatures                                                      14

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

         While the Company continues discussions with investment bankers regarding a potential financing for this housing project, the investment bankers will, in all likelihood, require that the Government of the Philippines guarantee any such financing undertaken. There can be no assurance that the Government of the Philippines will agree to guarantee any such financing or that an investment banker will agree to underwrite any such financing, particularly on any basis other than best efforts.

         In April 1998, the Company formed a joint venture with a Republic of the Philippines Company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines. The Company owns an 70% interest and ASC owns a 20% interest in this joint venture, which is registered and organized under the laws of the Republic of the Philippines, under the name Warisan Group. Taticbilt, a Philippines company qualified as a builder of low cost housing, owns a 10% interest in the project.

         Subsequently, Warisan Group formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation. The name of this joint venture is SPDA-Warisan Joint Venture (SWJV) and it is owned 70% by Warisan and 30% by SPDA. Wulf therefore has a net 49% interest in this Joint Venture.

The SPDA Board of Directors, in January 2001, formally approved the 1,000,000 homes low cost housing project and we are proceeding with other governmental approval steps.

Wulf has acquired from several Filipino companies the sole proprietary rights to the geologic data on gold and other mineral deposits in two areas in the Republic of the Philippines. We have been informed that the sellers' cost with respect to such data was approximately $1.49 million dollars. The data was acquired during the period 1996-1998 and consists of rock samples, geologic surveys, numerous maps and other information. Wulf issued 300,000 shares of its $1 par value authorized unissued preferred stock for these rights and copies of all data in two transactions in April 1999 and January 2000. The information covers two geographic areas, one in the northern Philippines, the Playa de Oro Project, and the other in the southern Philippines, the Sierra de Oro Project.

Playa de Oro Project - This is an area of known gold deposits lying offshore from a large deposit of primary gold that has been mined for many years. The area of interest covers about 57,000 hectares in shallow water. The exploration plan is to (1) complete the exploration permits, (2) conduct detailed side-scan sonar over the ocean floor, and (3) collect selected sub-sea samples and analyze for gold content. The Company plans to complete the exploration permit requirements in the year 2002. The estimated cost of completing and filing such permits is approximately $15,000.

Sierra de Oro Project - The Island of Mindanao is known for several primary gold deposits. The area of sampling covers about 580,000 hectares and some 29 exploration permit areas. Hundreds of rock samples were collected and analyzed for gold, silver, and other minerals. The exploration plan is to (1) acquire new permits on the anomalous gold areas as defined by the sampling, (2) conduct an air magnetic survey and possibly color satellite photography, and (3) obtain core-drilling samples in the most promising areas. The cost of this program is estimated at $700,000. Subject to the availability of funds, which cannot be assured, the Company plans to conduct the air magnetic survey in the year 2002.

The Company intends to conduct further exploration in these two areas if it has sufficient capital. There is no assurance that gold deposits of commercial value will be found and defined or that the licenses required for the extraction of any gold found will be issued by the appropriate governmental authorities.

The Company is amortizing  its  investment in the geologic data over three years
(3), starting January 1, 2000, and has amortized $100,000 through December 31, 2000.

         On April 30, 1999 the Company acquired all of the issued and outstanding shares of Specialized Financial Services, Inc., d/b/a SFM Mortgage Company ("SFM"). The shareholders of SFM received 7,500,000 shares of the Company's common stock. Thus, SFM became a wholly owned subsidiary of the Company. SFM is a mortgage banker in the home real estate market operating primarily in Texas. Its offices are in Bedford, TX in the Dallas/Ft. Worth metropolitan area. SFM has been in business for approximately 11 years. As a mortgage broker it closes loans using "warehouse" lines of credit with financial institutions and then sells those loans to "permanent" lenders, generally within two weeks.

         The Government of the Philippines has suggested that SFM consider providing financing for existing low-income mortgages now held by the Government as well as those mortgages that will be needed for the proposed 2,000,000 new homes to be built under the Company's present plan. There can be no assurance that (I) SFM will be able to increase its capital to fund any operations in the Philippines or (ii) and even if such funding is available that either SFM or the Company will be successful in developing its operations in the Republic of the Philippines.

         Earlier, this year the Philippines installed a new President, Gloria Macapagal Arroyo, who has stated that providing help for the poorer families in the country is her first priority. We believe, but of course cannot be assured, that the new President will be supportive of low income housing projects such as the one proposed by the Company.

Employees

         As of December 31, 2000 the Company and SFM employed an aggregate of 37 persons, all of whom are full time and none of whom are part-time. None of either the Company's or SFM's employees are represented by labor unions. The Company considers its relations with its employees to be good.

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

                                     ITEM 2.
                                   PROPERTIES
                                   ----------

         The Company's offices consist of 2273 sq. ft. of rented space located at 6850 Manhattan Blvd, Suite 110, Ft. Worth, TX 76120, with a rental of $2273 per month. The lease is on a month-to-month basis with 60 days notice by either party required for termination. The Company owns no real estate.

         The Company's SFM Mortgage subsidiary leases approximately 7010 square feet of general office space located at 1909 Central Drive, Suite 200, Bedford, Texas 76021, pursuant to a lease that is scheduled to expire in September 2003. The monthly rental is $5126. SFM also leases office space in Azle, TX on a month to month basis at a cost of $330 per month.

         The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its current needs.

                                     ITEM 3.
                                LEGAL PROCEEDINGS
                                -----------------

          Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity.

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

                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------
                                      None

                                     PART II

                                     ITEM 5.
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

         On September 8, 2000 Wulf common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol WLFO. The following table sets forth high and low bid quotations from a market maker in Wulf common stock for the periods indicated. The per share quotations may represent inter-dealer prices without adjustment for retail mark-up/mark-down or commissions and may not necessarily represent actual transactions.


                                                      Per share
                                                      ---------
                  Period                          High        Low
                  ------                          ----        ---
                  3rd Quarter                    $ .125       .001
                  4th quarter                     1.18        .09

         As of March 15, 2001, there were approximately 6,500 shareholders of record of the Company's common stock and 39 shareholders of record of the Company's preferred stock. There have been no cash dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company does not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, the Company intends to retain earnings to fund the Company's operations and planned expansion of its business. The payment of any future cash dividends would be at the discretion of the Company's Board of Directors and would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         Both common shares and preferred shares have been issued by the Company in private transactions without registration under the Securities Act of 1933, as amended. For the year ended December 31, 2000, 4,015,800 shares of the Company's common stock have been issued in exchange for cash and 6,712,170 shares for services rendered. No preferred stock was issued for cash and 1,063,000 shares were issued for services rendered. In addition, 148,500 shares of preferred stock were issued to repay advances totaling $148,500 made to Wulf's SFM mortgage subsidiary. In addition, 100,000 shares of preferred stock were issued in exchange for Philippines gold and other mineral geologic data and 250,000 shares of preferred were issued to Wulf's SFM mortgage subsidiary to strengthen its capital position.

         Each holder of the Company's preferred stock has the option to convert their shares into shares of the Company's common stock on the basis of one (1) share of preferred stock for five (5) shares of the common stock after one (1) year from the date of issuance of the preferred stock.

         During 2000, 644,500 shares of preferred stock were exchanged for 3,222,500 shares of common stock. In addition, each holder of preferred shares has the right to one (1) warrant to purchase the Company's common stock for $0.10 per share for each share of preferred stock held. The right of holders of preferred shares to purchase these warrants expires one year from the date of issuance of the preferred shares. During 2000, the holders of 78,000 shares of preferred stock exercised their right to purchase 78,000 shares of common stock.

                                     ITEM 6.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
           ----------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Results of Operations  for the Year Ended December 31, 2000
Compared to the Year Ended December 31, 1999

The net loss of the Company in 2000 was $1,664,448, an increase over the loss of $882,166 in the prior year. The increased loss was due primarily to higher levels of expense associated with Wulf's Philippines low cost housing project. A major portion of these expenses were paid for by issuance of Company stock for services rendered.

The Company's SFM mortgage subsidiary has a loss of $247,240 in the current year compared to a loss of $330,132 in the prior year. The reduced loss was due to expense reductions.

Results of Operations  for the Year Ended December 31, 1999
Compared to the Year Ended December 31, 1998

         Operating expenses increased substantially in 1999 due to the acquisition of SFM Mortgage and that subsidiary's expansion in Texas and other states and the buildup of Internet, wholesale and new lines of business capability. These increases were primarily for salaries and fringes.

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


Liquidity and Capital Resources
-------------------------------

         The Company made no material cash acquisitions or improvement expenditures during the year ended December 31, 2000, but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's business plan (described herein), when, and if, implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. The Company intends to obtain additional financing through the sale of equity and/or debt securities and or part of its interest in the SPDA-Warisan Joint Venture; there can be no assurance that the Company will obtain financing necessary to implement and undertake its business plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt, or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its business plan.

         A bank has extended to the Company's subsidiary SFM Mortgage two lines of credit effective to July 28, 2001 on which a total of $54,211 is owed at year end. These are secured by liens on equipment, inventories and accounts, essentially all of SFM's assets. Interest rates on these loans are at rates of prime + 1% and 9.25%, respectively.

         The Company's subsidiary, SFM, also has "warehouse lines of credit" to temporarily fund mortgages until sold to a permanent lender. These lines of credit had outstanding aggregate balances of $2,227,594 at year-end and balances of $3,458,186 as of December 31, 1999.

New Accounting Standards.

The Company has complied with the requirements of all new accounting standards, the impact of which is minimal.

Deferred Tax Assets.

The Company has deferred income benefits of $236,675 on its balance sheet as an asset resulting from the tax losses at its wholly-owned subsidiary, SFM.

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

                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None.


                                    PART III

                                     ITEM 9.
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL Persons;
            COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT
            --------------------------------------------------------

         The directors and executive officers of the Company as of March 28, 2001 are as follows:

       Name                Age             Position(s) Held
       ----                ---             ----------------

  George Wulf              70      Chairman of Board of Directors

  Pg. Hashim Jaya          42      Vice Chairman of the Board of Directors
                                   Executive Vice President, and Secretary

  William L. Franklin      52      President and Chief Executive Officer and
                                   Director

  Joseph A. Denahan        64      Vice president and CFO, Director

  Omar Amin, Sr.           71      Director

  Donald Bernard           68      Director

  Merve Croston            74      Director

  Malik Firoze             48      Director

  Randie Wolzen            64      Director

         None of the officers or directors of the Company had directorships of any other SEC reporting companies. None of the officers or directors is involved in any legal proceedings in that capacity.

         Each Director serves until the next succeeding annual meeting of shareholders and until his successor is elected and qualified or until his death, resignation or removal. Annual meetings of shareholders and directors are held at such time and place as the Board of Directors may from time to time determine.

         George Wulf has served as Chairman of the Board of the Company since 1992. He has served also as Chief Executive Officer from 1992 until December 13, 2000. From 1992 to 1997, Mr. Wulf also served as the Company's President and from 1992 until September 21, 2000 as its Principal Financial Officer. He received BS and MS degrees in petroleum engineering and geology, respectively, a Ph.D. degree in geology from the University of Michigan and an LL.B. degree in Law. He is Director and General Manager of Primal Corporation (Brunei) and Chairman of Integra Mining (Brunei). He started his career with Mobil in the U.S. and abroad, later worked for Amoco, and then spent over 30 years as an independent oil and gas operator, both in the U.S. and internationally. He is a fellow of the Geological Society of America and a member of several other professional organizations including the American Association of Petroleum Geologists, the Geological Society of Nepal and the Association of International Petroleum Negotiators.

         Pengiran Hashim Jaya has been Vice Chairman and Executive Vice President, of the Company since October 1997 and Secretary since December 1997. Mr. Jaya holds a degree in business administration from University of Brunei and has extensive experience in business and personnel management in Brunei and the Philippines. Since 1990, he has been the President of Integra Mining, Sdn., Bhd. He has also served since December 1995 as Executive Vice President of Integra International Inc. Integra International Inc. is engaged in petroleum exploration in Brunei and in the United States. Integra Mining is engaged in mineral exploration in Southeast Asia.

         William L. Franklin has been Chief Executive Officer of the Company since December 13, 2000, and President since March 1998 and a Director since January 15, 2000. Mr. Franklin has been employed for more than the last five years as Vice President of the Tarrant County Hospital District where he is responsible for all facilities related capital activities. He is also President, Director and a shareholder of International Architects-Engineers Project Managers, Inc. (AEPM) a project management firm, which with Wulf has a contractual relationship. He holds BS and MS degrees in Aerospace Engineering from the Georgia Institute of Technology and an MS degree in Management Science. He is a Registered Professional Engineer. While in the U. S. Army Corps of Engineers, he was in charge of a $200 million military housing and airport construction project in Dhahran, Saudi Arabia. Mr. Franklin also has been involved in construction projects in the People's Republic of China and large projects in the Dallas-Ft. Worth area. He is a member of the Construction Management Association of America and several other professional organizations.

         Joseph A. Denahan has served as vice president and chief financial officer and a Director of the Company since September 21, 2000. Prior to that he served as a consultant to the Company since July 1, 1998. He also served as vice president and chief financial officer of the Company's SFM mortgage subsidiary from May 1, `00 to November 24, 2000. He was retired from October 1990 until June 1998 and prior to that time served as a financial executive with publicly reporting companies and with KPMG, an international CPA firm.

         Omar Amin, Sr. was elected a Director on September 21, '00. He has served the Government of the Philippines for 52 years in various judicial capacities, including since 1996 until his retirement last year as Associate Justice of the Philippines Federal Court of Appeals. He is President of the Philippines Judges Association and maintains a private law practice in Makati, Metro Manila.

         Donald Bernard, whose principal occupation the last five years is private investor, attended the University of Michigan and received BA, JD, and LL.M. (International Law) degrees from the University of Texas. He practiced law briefly and spent 20 years in the U.S. Navy, retiring with the rank of Commander, Submarine Qualified. He holds a Commercial Pilot's license for multi-engine and jet aircraft with instrument ratings. Mr. Bernard is the CEO of a European computer research company and is Chairman of Metro Verde Development Corporation, a Philippines company engaged in a Government privatization project. He also is a Director of the Angeles University Foundation in the Philippines. Mr. Bernard was appointed a Director of the Company on February 8, 2000.

         Merve Croston received a BS degree in Architecture from the Oklahoma State University. After working for Wilson Patterson (an architectural firm), he joined Morris Parker and formed Parker-Croston in 1965. In 1994, Parker Croston merged with another architectural firm, Frankfort-Short Bruza. Mr. Croston retired from FS/Parker-Croston in 1999 after serving as Chief Executive Officer. He now practices as a Consulting Architect. Mr. Croston has over 40 years experience in architectural engineering and management. He is also a shareholder in International Architects-Engineers Project Managers, Inc. (AEPM). He is a Fellow of the Society of American Military Engineers and received the prestigious James R. Wooten Service Award of the American Institute of Architects. Mr. Croston was appointed a Director of the Company on January 15, 2000.

         Malik Firoze was appointed a Director of the Company on September 21, '00. He has been the owner/president of Travel Monitors of America, Inc. in Dallas, TX for the past 11 years. Mr. Firoze has a master's degree in economics from Agra University in Agra, India. He is fluent in the HINDI and URDU languages.

         Randie Wolzen was appointed a Director of the Company on November 1, '00. She has served as President and Chief Executive Officer of SFM Mortgage (since April 30, 1999, a subsidiary of Wulf) for the last 11 years. Prior to that she had extensive experience in the banking industry.

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

         Based solely upon the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2000, all filing requirements applicable to its executive officers, directors and ten percent shareholders were fulfilled.

                                    ITEM 10.
                             EXECUTIVE COMPENSATION
                             ----------------------

         Directors of the Company currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. No cash compensation was awarded to, earned by, or paid to officers of the Company in 2000 or 1999. Starting in the year 2000 Directors were granted for their service 75,000 shares of restricted common stock per quarter.

         Randie Wolzen received $70,696 in '00, and $108,742 in 1999,for serving as President and CEO of Wulf's mortgage subsidiary SFM. Dean Wolzen, a family member of a Director, received compensation as an employee of SFM of $39,471 in '00 and $62,257 in 1999. Joseph A. Denahan, received $21,404 in '00 for serving as vice president and chief financial officer of Wulf's SFM mortgage subsidiary for part of the year. He was not employed by SFM in 1999.

                                    ITEM 11.
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
                              ---------------------

         The following tables set forth certain information regarding beneficial ownership of the Company's common stock as of March 1, 2001, by (i) all persons known by the Company to be the owner of record or beneficially of more than 5% of the Company's outstanding common stock, (ii) each director of the Company,
(iii) each executive officer of the Company and (iv) all directors and executive officers as a group.

Name and Address                   Nature and Amount of (1)(2)
Of Beneficial Owner                Beneficial Ownership         Percent of Class
------------------                 --------------------         ----------------

George Wulf(3)                           8,206,834                    18.2%
P.O. Box 795759
Dallas, Texas 75379

Pengiran Hashim Jaya                       480,000                     1.1%
#1 Taman Salmah, Simpang #25
Mata Mata, Gadong
Bandar Seri Begawan, Brunei

William L. Franklin(4)                   2,779,500                     6.2%
509 Emily Drive
Fort Worth, Texas 76108

Joseph A. Denahan                        1,655,000                     3.7%
6940 Quarterway Dr.
Dallas, TX 75248

Omar Amin, Sr.                             100,000                     0.2%
16 Chason Townhouse C
Raymundo Ave
Maybunga, Pasig, Philippines

Donald Bernard                             285,000                     0.6%
14 Scenic Drive
Whitehall, Montana 59759

Merve Croston                              640,000                     1.4%
2424 Winton Terrace West
Fort Worth, Texas 76109

Malik Firoze      (7)                    1,505,000                     3.3%
310 Townhouse Lane
Richardson, TX 75244

Randie Wolzen (5)                        3,686,200                     8.2%
813 Overhill Court
Hurst, TX 76053

Steven Nightingale(6)                    3,585,000                     8.0%
P.O. Box 2071
Reno, Nevada 89505

All executive Officers                  19,337,534                  42.9%
and Directors as Group
(9 persons)

1. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 45,091,581 shares of common stock outstanding, before any consideration is given to outstanding options or warrants. Certain of the Company's directors disclaim beneficial ownership of some of the shares included in the table.

2.   Includes  shares of common stock  issuable upon the conversion of shares of
     preferred  stock  to  the  extent  such  preferred   shares  are  presently
     convertible.

3. Includes 1,835,000 shares with respect to which Mr. Wulf has the right to acquire by virtue of the conversion of 367,000 shares of preferred stock owned by him. Also included, though Mr. Wulf disclaims any beneficial interest are (I) 683,774 shares of common owned by Evergreen Petroleum Corporation, which is owned by Mr. Wulf's daughter, and (ii) 30,000 shares of common stock owned by Mr. Wulf's wife.

4. Includes (i) 710,000 shares of common stock with respect to which Mr. Franklin has the right to acquire by virtue of the exercise of preferred stock warrants owned by AEPM. and (ii) 874,500 shares of common stock owned by Mr. Franklin's wife.

5 Includes 250,000 shares of common which Ms. Wolzen has the right to acquire by conversion of the 50,000 shares of preferred she owns.

6. Includes 165,000 shares of common stock with respect to which Mr. Nightingale has the right to acquire by virtue of the conversion of 33,000 outstanding shares of preferred stock.

7. Includes 445,000 shares owned by Mr. Firoze's family and 300,000 owned by companies in which he has an interest.

                                    ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

         In 2000, the Company paid to Integra International Inc., a corporation in which Mr. Wulf is the Chairman and Chief Executive Officer, a total of $7500 for certain consulting services.

         The Company paid to Pengiran Hashim Jaya, an executive officer and director of the Company, $1,000, for reimbursement of expenses incurred on behalf of the Company and Integra Mining, a company in which Mr. Jaya is a Director & Officer, was paid $31,000 in 2000 for consulting services and reimbursement of expenses.

         Mr. Franklin, CEO of Wulf, received 350,000 restricted common shares for work performed in visiting the Philippines and other services.

         Mr. Firoze, a Director of Wulf, received 535,000 restricted common shares for services.

         International Architects, Engineers and Project Managers, Inc. (AEPM), a company in which Mr. Franklin, a Director and CEO of Wulf, is a major shareholder, director and officer, was paid $15,071 in '00 for consulting services and expense reimbursement. AEPM also received in '00 710,000 shares of Wulf convertible preferred stock for services performed in the past and to be performed in the future. Merve Croston, Director of Wulf, is a shareholder in AEPM.

         Mr. Franklin, a Director and CEO of Wulf, together with affiliated entities during the September '00 to January 2001 time period purchased
3,400,000 shares of restricted common stock at $.05 per share for a total of $170,000 cash proceeds to Wulf. These funds were used for a feasibility study for the low cost housing project required by the Philippines Government and for operating expenses.

         Dean Wolzen, a related party to a Wulf Director, in 2000 received 347,500 shares of preferred stock for cash advances he made to the Company's SFM mortgage subsidiary and for services.

         Joseph A. Denahan, Director and vice president and chief financial officer of the Company received 770,000 shares of restricted common stock during the year for services rendered on behalf of the Company.

         WOC Stock Transfer Co., the Company's stock transfer agent, is owned by Mr. Wulf's daughter. Payments are detailed in the notes to the financial statements.

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

         2.       Exhibits.

Exhibit
Number   Description
-------  -----------

2.1 Agreement dated as of April 30, 1999 between Wulf International Ltd. and SFM Mortgage Company. (1)
3.1      Articles of Incorporation of Wulf International Ltd., as amended. (1)
3.2      Bylaws of Wulf International, Ltd. (1)
4.1      Form of Warrant Agreement. (1)
10.1     Letter   Agreement  dated  December  8,  1997  between  AEPM  and  Wulf
         International Ltd., as amended. (1)
10.2 Letter Agreement dated December 8, 1997 between FSB/Parker-Croston and Wulf International Ltd. (1)
10.3 Joint Venture Agreement dated as of April 1, 1998 by and between Amin And Sons Corporation and Wulf International Ltd. (1)
10.4 Joint Venture Agreement dated as of June 24, 1998 by and between Southern Philippines Development Authority and Warisan Group Joint Venture. (1)
10.5 Agreement dated January 1, 1994 by and between Wulf International Ltd. and WOC Stock Transfer Company. (1)
10.6     Stock  Agreements  dated  February  1998 between the Company and George
         Wulf. (1)
10.7     Letter agreements between Joseph Denahan and the Company. (1)
99.1     Euro Property Agreements (2)
99.2     Letter from Philippines Government (2)

------------------------
(1)      Filed with Report 10-KSB dated December 15, 1999.
(2)      Filed with Report 10-QSB dated December 23, 1999.

         3.       Reports on Form 8-K
                       None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this SEC Form 10KSB for the year 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WULF INTERNATIONAL LTD.



                              By: /s/ W.L. Franklin
                                  -----------------
                                      W.L. Franklin
                                      President and Chief Executive Officer

                              By: /s/ Joseph A. Denahan
                                  ----------------------
                                      Joseph A. Denahan
                                      Vice president and chief financial officer

         Dated: April 3, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons of the registrant and in the capacities indicated on April 3, 2001.

     Name                                       Title
     ----                                       -----

/s/  George Wulf                 Chairman of the Board of Directors
----------------
     George Wulf

/s/  Pg. Hashim Jaya             Vice-Chairman of the Board, Executive Vice
--------------------             President and Secretary
     Pg. Hashim Jaya


/s/  Larry Franklin              President, Chief Executive Officer and Director
-------------------
     Larry Franklin

/s/  Joseph A. Denahan           Vice president and chief financial officer,
----------------------           Director
     Joseph A. Denahan

/s/  Omar Amin, Sr.              Director
-------------------
     Omar Amin, Sr.

/s/  Donald Bernard              Director
-------------------
     Donald Bernard

/s/  Merve Croston               Director
------------------
     Merve Croston

/s/  Malik Firoze                Director
-----------------
     Malik Firoze

/s/  Randie Wolzen               Director
------------------
     Randie Wolzen

Item 7.  Financial Statements

                            Wulf International, Ltd.

                                 And Subsidiary

                        Consolidated Financial Statements

                                       and

                          Independent Auditor's Report

                     Years Ended December 31, 2000 and 1999

                                 C O N T E N T S
                                 ---------------

AUDITOR'S OPINION........................................................F-1

CONSOLIDATED BALANCE SHEETS...........................................F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS....................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.......................F-5 - F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F-9 - F-17

                          Independent Auditor's Report
                          ----------------------------


Board of Directors and Stockholders
Wulf International, Ltd.
    and subsidiary
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Wulf International, Ltd. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wulf International, Ltd. and its subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Certified Public Accountants
March 29, 2001

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


                                     Assets
                                     ------

                                               2000         1999
                                            ----------   ----------

Current assets:

         Cash                               $   39,954   $   60,260
         Accounts receivable, trade             42,785       98,368
         Advances to employees                  10,144        6,003
                                            ----------   ----------

                  Total current assets          92,883      164,631
                                            ----------   ----------

Property and equipment, net of $59,786
         $24,795 and of accumulated
         deprecation, respectively              77,099      105,870
                                            ----------   ----------

Other assets:

         Deposits                                3,626        6,776
         Goodwill, net of $73,953 and
             $29,581 of accumulated
             amortization, respectively        369,763      414,135
         Investments in GMM and PRM               --        200,000
         Mineral exploration data, net of
             $100,000 of accumulated
             amortization                      200,000
         Investment in Warisan Group JV           --           --
         Deferred income tax benefits          236,675      172,975
                                            ----------   ----------

                                               810,064      793,886
                                            ----------   ----------

                                            $  980,046   $1,064,387
                                            ==========   ==========










    The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                              2000           1999
                                                          -----------    -----------
Current liabilities:

         Accounts payable, trade                          $   199,476    $   142,439
         Accrued expenses                                     124,460         84,485
         Advances from stockholders                            31,212           --
         Line of credit                                        54,211         81,932
         Current portion of long-term note payable              7,301          5,157
                                                          -----------    -----------

                  Total current liabilities                   416,660        314,013
                                                          -----------    -----------

Long-term note payable, net of current portion                 15,789         23,090
                                                          -----------    -----------

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 2,319,800 and 1,402,800
             issued and outstanding, respectively           2,319,800      1,402,800
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             42,707,581 and 28,679,111
             issued and outstanding, respectively             427,076        286,791
         Paid in capital in excess of par value             4,222,051      3,189,575
         Prepaid consulting services                         (355,000)          --
         Accumulated deficit                               (5,766,330)    (4,101,882)
         Treasury stock, 300,000 and 50,000
             preferred shares, respectively, at cost         (300,000)       (50,000)
                                                          -----------    -----------

                                                              547,597        727,284
                                                          -----------    -----------

                                                          $   980,046    $ 1,064,387
                                                          ===========    ===========







The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------

                                               2000           1999
                                           -----------    -----------
Revenues:

         Loan origination and other fees   $ 2,905,540    $ 2,181,747
         Other income                             --           34,824
                                           -----------    -----------

                                             2,905,540      2,216,571
                                           -----------    -----------

Operating costs and expenses:

         Personnel costs                     1,369,961      1,078,105
         Loan production costs               1,185,876      1,020,728
         General and administrative          1,240,992        446,289
         Amortization                          144,372         29,581
         Depreciation                           34,991         24,795
                                           -----------    -----------

                                             3,976,192      2,599,498
                                           -----------    -----------

Operating loss                              (1,070,652)      (382,927)

Equity in losses of unconsolidated
    joint venture                             (647,481)      (576,664)

Interest expense                               (10,015)        (2,507)
                                           -----------    -----------

Loss before income taxes                    (1,728,148)      (962,098)

Provision for income tax benefit                63,700         79,932
                                           -----------    -----------

Net loss                                   $(1,664,448)   $  (882,166)
                                           ===========    ===========


Net loss per share:
         Basic                             $      (.05)   $      (.04)
         Diluted                           $      (.05)   $      (.04)






The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------


                                      Preferred Stock                Common Stock          Add'l Paid     Prepaid      Accumulated
                                   Shares         Amount         Shares        Amount      In Capital    Consulting      Deficit
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1998      1,107,500    $ 1,107,500     15,861,611   $   158,616   $ 1,960,192   $      --      $(3,219,716)

Issuance of preferred stock
    for cash                        129,000        129,000

Issuance of common stock
    for cash                                                    3,525,000        35,250       317,250

Issuance of common stock
    for services                                                1,297,500        12,975       116,775

Conversion of preferred stock       (89,000)       (89,000)       445,000         4,450        84,550

Issuance of common and
    preferred stock for
    purchase of  SFM                 50,000         50,000      7,500,000        75,000       706,308

Issuance of preferred stock
    for services                      5,300          5,300

Issuance of preferred stock
    for purchase of GMM             200,000        200,000

Issuance of common stock
    for cash upon exercise
    of warrants                                                    50,000           500         4,500

Net loss                                                                                                                  (882,166)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1999      1,402,800      1,402,800     28,679,111       286,791     3,189,575          --       (4,101,882)


                                  Treasury
                                   Stock          Total
                                -----------    -----------

Balance at December 31, 1998    $      --      $     6,592

Issuance of preferred stock
    for cash                                       129,000

Issuance of common stock
    for cash                                       352,500

Issuance of common stock
    for services                                   129,750

Conversion of preferred stock                         --

Issuance of common and
    preferred stock for
    purchase of  SFM                (50,000)       781,308

Issuance of preferred stock
    for services                                     5,300

Issuance of preferred stock
    for purchase of GMM                            200,000

Issuance of common stock
    for cash upon exercise
    of warrants                                      5,000

Net loss                                          (882,166)
                                -----------    -----------

Balance at December 31, 1999        (50,000)       727,284



    The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------


                                       Preferred Stock                  Common Stock             Add'l Paid       Prepaid
                                   Shares          Amount          Shares          Amount        In Capital     Consulting
                                ------------    ------------    ------------    ------------    ------------   ------------
Balance at December 31, 1999       1,402,800       1,402,800      28,679,111         286,791       3,189,575           --

Issuance of common stock
    for cash                                                       4,015,800          40,158         238,080

Issuance of common stock
    for services                                                   6,712,170          67,122         195,258

Issuance of preferred stock
    for services                   1,063,000       1,063,000                                         (20,157)      (355,000)

Exercise of warrants                                                  78,000             780           7,020

Conversion of preferred stock       (644,500)       (644,500)      3,222,500          32,225         612,275

Issuance of preferred stock
    to repay stockholder
    advances                         148,500         148,500

Issuance of preferred stock
    to SFM                           250,000         250,000

Issuance of preferred stock
    for purchase of GMM              100,000         100,000

Net loss
                                ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2000       2,319,800    $  2,319,800    $ 42,707,581    $    427,076    $  4,222,051   $   (355,000)
                                ============    ============    ============    ============    ============   ============

                                 Accumulated      Treasury
                                   Deficit          Stock           Total
                                ------------    ------------    ------------

Balance at December 31, 1999      (4,101,882)        (50,000)        727,284

Issuance of common stock
    for cash                                                         278,238

Issuance of common stock
    for services                                                     262,380

Issuance of preferred stock
    for services                                                     687,843

Exercise of warrants                                                   7,800

Conversion of preferred stock                                           --

Issuance of preferred stock
    to repay stockholder
    advances                                                         148,500

Issuance of preferred stock
    to SFM                                          (250,000)           --

Issuance of preferred stock
    for purchase of GMM                                              100,000

Net loss                          (1,664,448)                     (1,664,448)
                                ------------    ------------    ------------

Balance at December 31, 2000    $ (5,766,330)   $   (300,000)   $    547,597
                                ============    ============    ============



    The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------

                                                                   2000           1999
                                                               -----------    -----------
Cash flows from operating activities:

         Cash from customers                                   $ 2,961,123    $ 2,223,026
         Cash paid to employees                                 (1,430,190)    (1,078,105)
         Cash paid to suppliers                                 (1,961,493)    (1,802,024)
         Interest paid                                             (12,257)          (265)
                                                               -----------    -----------

         Net cash used in operating activities                    (442,817)      (657,368)
                                                               -----------    -----------

Cash flows from investing activities:

         Advances to employees                                      (4,141)          --
         Employee advances repaid                                     --           56,100
         Purchase of property and equipment                         (6,220)       (47,137)
         Cash acquired in SFM acquisition                             --          145,901
                                                               -----------    -----------

         Net cash provided by (used in) investing activities       (10,361)       154,864
                                                               -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock                    286,038        481,500
         Proceeds from line of credit                                 --           81,932
         Repayments of notes payable                               (32,878)        (7,260)
         Advances from stockholder                                 179,712           --
                                                               -----------    -----------

         Net cash provided by financing activities                 432,872        556,172
                                                               -----------    -----------

Net increase (decrease) in cash                                    (20,306)        53,668

Cash at beginning of period                                         60,260          6,592
                                                               -----------    -----------

Cash at end of period                                          $    39,954    $    60,260
                                                               ===========    ===========






    The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------



                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                     2000           1999
                                                                 -----------    -----------
Net loss                                                         $(1,664,448)   $  (882,166)
                                                                 -----------    -----------

Adjustment to reconcile net loss to net
     cash used in operating activities
     (changes in assets and liabilities,
     net of effect from purchase of SFM):

         Depreciation and amortization                               179,363         54,376
         Common stock issued for services                            262,380        134,750
         Preferred stock issued for services                       1,042,843          5,300
         (Increase) decrease in accounts receivable, trade            55,583          6,455
         (Increase) decrease in deposits                               3,150           --
         (Increase) decrease in prepaid consulting                  (355,000)          --
         (Increase) decrease in accrued FIT benefit                  (63,700)       (79,932)
         Increase (decrease) in accounts payable, trade               57,037        101,114
         Increase (decrease) in accrued expenses                      39,975         32,040
         Increase (decrease) in other current liabilities               --          (29,305)
                                                                 -----------    -----------

     Total adjustments                                             1,221,631        224,798
                                                                 -----------    -----------

Net cash used in operating activities                            $  (442,817)   $  (657,368)
                                                                 ===========    ===========

                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------

Issuance of common and preferred stock
     in exchange for net assets of SFM                           $      --      $   781,308

Issuance of preferred stock for purchase of
     GMM and PRM (Note 2)                                        $   100,000    $   200,000

Issuance of preferred stock to repay advances
     from stockholder                                            $   148,500    $      --





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

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and at December 31, 2000 and 1999, the majority of its net assets and its revenues and expenses were from this operating segment (Note 10).

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

The following pro forma information is presented as if the above acquisition had occurred as of January 1, 1999, the beginning of the earliest period presented in the accompany consolidated financial statements.

                                   Year Ended
                                December 31, 1999
                                -----------------

                 Revenues                    $ 3,543,436
                 Net loss                    $  (911,657)
                 Net loss per share          $      (.03)


On December 5, 2000, WIL issued an additional 250,000 preferred stock shares to SFM as additional paid in capital. This issuance was not related to the above option, which has not been exercised.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Principles of consolidation
---------------------------

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

Goodwill
--------

Goodwill relating to the Company's purchase of SFM is being amortized using the straight-line method over ten years. For the years ended December 31, 2000 and 1999, amortization expense totaled $44,372 and $29,581, respectively.

Philippines mineral exploration data
------------------------------------

Philippines mineral exploration data, acquired by the Company (Note 2), is being amortized using the straight-line method over three years. For the year ended December 31, 2000, amortization expense totaled $100,000.

Advertising costs
-----------------

The Company's advertising and marketing costs, which consist primarily of internet advertising and related expenditures and brochures, signs and various joint marketing programs, are charged to expense when incurred. For the years ended December 31, 2000 and 1999, advertising and marketing costs totaled $24,969 and $33,478, respectively.

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

Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends (Note 3) by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 3). Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares into an equivalent of 10,099,000 and 6,764,000 common stock shares.

For the years ended December 31, 2000 and 1999, basic losses per share amounts are based on 33,876,365 and 24,295,940 weighted average shares of common stock outstanding, respectively. No effect has been given to the assumed conversion of convertible preferred stock and the assumed exercise of warrants (Note 3) as the effect would be antidilutive.

2.       INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)
----------------------

In April 1998, the Company formed a joint venture with a Republic of the Philippines company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines. The Company owns an 70% interest and ASC owns a 20% interest in this joint venture, which is registered and organized under the laws of the Republic of the Philippines. Taticbilt Corporation, a Philippines company certified by the government as a builder of low cost housing, owns a 10% interest in this joint venture.

To accomplish this purpose WRG formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation. The name of this joint venture is SPDA-Warisan Joint Venture (SWJV) and it is owned 70% by WRG and 30% by SPDA.

Although the Company has a 49% net interest in the housing project being conducted through these two joint ventures, the ultimate control of this project does not rest with the Company but with the SPDA. Accordingly, the Company accounts for its investment in WRG using the equity method of accounting. For the years ended December 31, 2000 and 1999, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Gold Mountain Mining, Ltd. (GMM)
--------------------------------

In April 1999, the Company issued 200,000 preferred stock shares in exchange for a 20% interest in each of two Philippine corporations, Gold Mountain Mining, Ltd. (GMM) and Pacific Rim Mining, Ltd. (PRM). These corporations own prospecting permits and related mineral exploration data for gold reserves on approximately 261,000 hectares of land in the Philippines. As part of the agreement, the Company was granted the option to acquire an additional 75% of each corporation in exchange for an additional 100,000 preferred stock shares.

In January 2000, the Company conditionally exercised the above option and the 100,000 preferred stock shares were held in escrow pending the receipt of a certified engineer's appraisal or a certified cost audit. In June 2000, the agreement was amended whereby the Company would acquire only the mineral exploration and geological data owned by the two corporations and not any ownership interests in the two corporations. Also, in June 2000, the Company received the cost audits and the preferred stock shares were issued to acquire this asset.

Prior to June 2000, the Company accounted for its investments in GMM and PRM using the cost method of accounting until the conditional exercise referred to above was completed, at which time it planned to consolidate these corporations into its financial statements. However, after the agreement was amendment and the mineral exploration and geological data was acquired, a consolidated of these corporations was no longer necessary. Instead, the assets are reported directly on WIL's general accounts and separately reflected in these consolidated statements.

3.       CONVERTIBLE PREFERRED STOCK

The Company's preferred stock shares are convertible into the Company's common stock shares at any time after one year from the date of issuance at the rate of five common stock shares for each share of preferred stock. The preferred shares do not pay a dividend, are non voting and have a preference in liquidation of up to $1.00 per share. In addition, each preferred share grants the holder to one warrant to purchases for $.10 per share one common stock share for each preferred stock share held. The warrants expire one year from the date of issuance. For the years ended December 31, 2000 and 1999, activity in these warrants were as follows:

                                                         2000           1999
                                                         ----           ----

         Warrants outstanding, beginning of year    $    262,300   $  1,046,500

         Warrants issued through issuance of
              preferred stock                          1,561,500        388,300

         Warrants exercised to purchase
              common stock                               (78,000)       (50,000)

         Warrants expired                               (264,700)    (1,122,500)
                                                    ------------   ------------

         Warrants outstanding, end of year          $  1,481,100   $    262,300
                                                    ============   ============

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4.       COMMITMENTS AND CONTINGENCIES

Leases
------

The Company conducts its operations from facilities in Fort Worth, Bedford and Azle, Texas under two month-to-month operating leases and a non cancelable lease agreement, which expires in September 2003. During 1999, the Company also used part of an officer's residence for office facilities and paid that officer approximately $12,000 in rent (Note 8). For the years ended December 31, 2000 and 1999, rent expense, including the amount paid to the officer, totaled $67,512 and $62,447, respectively.

Future minimum rental payments required under the terms of the above non cancelable operating lease are as follows.

                    Year Ended
                   December 31,                   Amount

                       2001                   $    61,512
                       2002                        61,512
                       2003                        41,008
                                              -----------

                                              $   164,032
                                              ===========

Litigation
----------

On October 25, 2000, SFM was named defendant in a lawsuit filed by a mortgage funding company who SFM had sold a residential mortgage to in April 1997. The plaintiff alleges breach of contract in regards to the work of an independent appraiser and damages in the amount of $146,552 plus legal costs, fees and interest. The Company believes the suit is without merit and intends to vigorously contest the allegations. No reserve for this contingency has been accrued in the accompany consolidated financial statements.

The Company is not aware of any other material legal proceedings now pending, threatened or contemplated in any court or agency to which the Company or its officers or directors may be a party.

Contingent liabilities
----------------------

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying consolidated financial statements. At December 31, 1999, the amount of this contingent liability totaled $695,942. During the year ended December 31, 2000, this contingent liability increased by $274,290 and, in addition, $624,182 of this contingent liability was settled through the issuance of preferred stock shares to AEPM (Note 8).

Conciliation agreement
----------------------

In April 1998, SFM entered into a compromise Conciliation Agreement with the United States Department of Housing and Urban Development and the Fort Worth Human Relations Commission settling a complaint which alleged a violation by SFM of the Fair Housing Act. The Settlement Agreement provides that over the three year period ending April 2001 SFM will increase the mortgage lending funds available to low/moderate income minority single family, owner-occupied homes in the metroplex by $42,500,000.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Through March 29, 2001, SFM had provided over $69 million of mortgage funds under this agreement and management believes it has no other obligations remaining under the agreement.

Termination of HUD loan originations
------------------------------------

In April 2000, SFM was notified by the Department of Housing and Urban Development (HUD) that, because of a higher than average number of loan defaults, it was terminating SFM's ability to originate HUD loans from its Bedford, Texas office. SFM is still able to originate HUD loans from its Azle, Texas office and it is in the process of reapplying for approval to originate HUD loans from the Bedford office. If such approval is not obtained, SFM's access to this lending market and customer base would be affected, possibly in a significant manner. No reserve for this contingency has been accrued in the accompanying consolidated financial statements.

5.       EMPLOYEE BENEFIT PLAN

The Company's SFM subsidiary has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service. For the year ended December 31, 2000 and 1999, employer matching and discretionary contributions to the plan totaled $23,082 and $0, respectively.

6.       NOTES PAYABLE

The Company's notes payable consist of two business lines of credit due in July 2001, which bear interest at prime plus 1.0% and 9.25% fixed, respectively, are secured by all Company assets and contain no significant restrictions or covenants. In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing.

The following is a schedule of future maturities required under the terms of the above note payable.

                      Year                     Amount
                      ----                    -------

                      2001                  $     7,301
                      2002                        7,927
                      2003                        7,862
                                            -----------

                                            $    23,090
                                            ===========

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


7.       INCOME TAXES

The Company uses the accrual method and SFM uses the cash basis method of accounting for tax reporting purposes. At December 31, 2000 and 1999, the Company had net operating loss carry forwards for tax reporting purposes of approximately $2,800,000 and $1,600,000, respectively. During 2000 and 1999, approximately $402,000 and $600,000 of loss carry forwards expired, respectively. The remaining carry forwards expire through the year 2020.

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

A reconciliation of income tax benefits at the statutory federal rate of 34% to income tax benefits at the Company's effective tax rate for the years ended December 31, 2000 and 1999 is as follows.

                                                           2000         1999
                                                           ----         ----

              Tax benefits computed at statutory rate    $ 587,570    $ 327,113
              Increase in valuation allowance             (517,228)    (241,966)
              Permanent and other differences               (6,642)      (5,215)
                                                         ---------    ---------
                                                         $  63,700    $  79,932
                                                         =========    =========

Significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below

                                                           2000         1999
                                                           ----         ----
         Deferred tax assets:
              Net operating loss carry forward           $ 954,074    $ 544,000
              Cash basis of accounting differences          53,372       39,376
         Less valuation allowance                         (770,771)    (410,401)
                                                         ---------    ---------
                                                           236,675      172,975
         Deferred tax liabilities:
              Cash basis of accounting differences            --           --
                                                         ---------    ---------
         Net deferred tax assets                         $ 236,675    $ 172,975
                                                         =========    =========

For the years ended December 31, 2000 and 1999 income tax benefit is comprised of the following components

         Current tax benefit                             $    --      $    --
         Deferred tax benefit                               63,700       79,932
                                                         ---------    ---------
                                                         $  63,700    $  79,932
                                                         =========    =========

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8.       RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, the Company made payments or accrued expenses to the following related parties totaling $100,720 and $267,662, respectively, for services rendered.

                                                  2000                  1999
                                                  ----                  ----

         Evergreen Petroleum Corporation    $       1,000         $       4,500
         Integra International                      7,500                45,300
         Integra Mining                            31,000                38,000
         WOC Transfer Co.                          37,220                38,500
         Jennifer Wulf                             22,000                39,662
         Penigiran Hashim Jaya                      2,000                68,700
         George Wulf                                    -                33,000

Evergreen Petroleum Corporation is privately owned by Jennifer Wulf. George Wulf is also the Chairman and CEO of Integra International and Integra Mining. Jennifer Wulf owns WOC Transfer Co., the stock transfer agent for the Company, and is the daughter of George Wulf. Penigiran Hashim Jaya is an officer of the Company.

Stockholders
------------

During the year ended December 31, 2000, the Company received various advances from stockholders totaling $179,712. The advances are non-interest bearing, unsecured and due on demand as funds are available. On December 5, 2000, $148,500 of these advances were repaid through the issuance of 148,500 preferred stock shares.

International Architects - Engineers and Project Managers, Inc. (AEPM)
----------------------------------------------------------------------

On September 1, 2000, the Company issued 710,000 preferred stock shares to AEPM for construction management consulting services related to the Company's Philippine housing project. The CEO, director and stockholder of the Company is also an officer, director and major stockholder of AEPM. The consulting services were valued at $1.00 per share and are to be provided through July 2001. At December 2000, $355,000 of services under the contract have not been performed and are reflected in the accompanying consolidated financial statements as prepaid consulting services and reported as a reduction in stockholders' equity. Also, during the year ended December 31, 2000, the Company paid AEPM $15,071 for various fee and expense reimbursements.

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

The following table reflects certain information about the Company's reportable operating segments for the years ended December 31, 2000 and 1999. There are no inter-company revenue or expense transactions.

                                          1999
                                          ----

                                       Philippine      Mortgage
                                        Housing        Lending         Total
                                      -----------    -----------    -----------


  Revenue from external customers     $    20,059    $ 2,196,512    $ 2,216,571
  Operating loss                         (189,877)      (193,050)      (382,927)
  Interest expense                            265          2,242          2,507
  Depreciation and amortization              --           54,376         54,376
  Income tax benefit                         --           79,932         79,932
  Consulting services, non cash           135,050           --          135,050
  Expenditures to acquire long-lived
     assets                                  --           47,137         47,137
  Total long-lived assets net of
     depreciation                            --          105,870        105,870
  Equity in net loss of investees         576,664           --          576,664
  Total assets                            218,607        845,780      1,064,387

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                          2000
                                          ----

                                       Philippine      Lending
                                        Housing        Mortgage        Total
                                      -----------    -----------    -----------


  Revenue from external customers     $       152    $ 2,905,388    $ 2,905,540
  Operating loss                         (793,324)      (277,328)    (1,070,652)
  Interest expense                           --           10,015         10,015
  Depreciation and amortization           100,000         79,363        179,363
  Income tax benefit                         --           63,700         63,700
  Consulting services, non cash         1,305,223           --        1,305,223
  Expenditures to acquire long-lived
     assets                                  --            6,220          6,220
  Total long-lived assets net of
     depreciation                            --           77,099         77,099
  Equity in net loss of investees         647,481           --          647,481
  Total assets                            204,340        775,706        980,046