Form 10QSB
period 2001-03-31
WULF INTERNATIONAL LTD
filed 2001-05-15
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001



                          Commission file number 0-8638

             WULF INTERNATIONAL LTD. (formerly Wulf Oil Corporation) (Exact name of registrant as specified in its charter)

           COLORADO                                              83-0218086
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                     6850 Manhattan Blvd, Suite 110
                             Ft. Worth, TX                76120
               (Address of principal executive offices) (Zip Code)

                                  817.429.1555
              (Registrant's telephone number, including area code)

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Common Stock     45,543,759

                                Table of Contents
                                -----------------


Part I - Financial Information                                          Page No.

Item 1  Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Independent Accountant's Report                                        3
     Consolidated Balance Sheets as of March 31, 2001 and 2000            4 - 5
     Consolidated Statements of Operations for the Three Months ended
                           March 31, 2001 and 2000                          6
     Consolidated Statements of Cash Flows for the Three Months ended
                           March 31, 2001 and 2000                        7 - 8
     Notes to Financial Statements                                        9 - 13

Item 2   Management's Discussion and Analysis or Plan of Operation         14

Part II   Other Information

Item 1   Legal Proceedings                                                 15
Item 2.  Changes in Securities and Use of Proceeds                         15
Item 3.  Defaults upon Senior Securities                                   15
Item 4.  Submission of Matters to a Vote of Security Holders               15
Item 5.  Other Information                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                  16
            (a) Exhibits:           (None)

            (b) Reports on form 8-K      (None)

Signature Page                                                             17

                                     PART I

Item 1. Financial Statements

                         Independent Accountant's Report
                             Turner, Stone & Company



Board of Directors and Stockholders
Wulf International Ltd.
    and subsidiary
Ft. Worth, Texas


We have reviewed the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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



Turner, Stone & Company
Certified Public Accountants
May 11, 2001

                             WULF INTERNATIONAL LTD.
                             -----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             March 31, 2001 AND 2000
                             -----------------------
                                   (Unaudited)
                                   -----------


                                     Assets
                                     ------

                                                       2001         2000
                                                    ----------   ----------

Current assets:

         Cash                                       $   16,062   $   77,582
         Accounts receivable, trade                     42,785       85,337
Advances to employees                                   10,144        4,753
                                                    ----------   ----------
                  Total current assets                  68,991      167,672
                                                    ----------   ----------

Property and equipment, net of $65,986
     and $34,095 of accumulated depreciation            70,899      107,807
                                                    ----------   ----------

Other assets:

         Deposits                                        3,626        6,776
         Goodwill, net of $85,046 and $40,673
             of accumulated amortization               358,670      403,043
         Mineral exploration data, net of              175,000      300,000
             accumulated amortization of $125,000
         Deferred income tax benefits                  236,675      172,975
                                                    ----------   ----------



                                                       773,971      882,794
                                                    ----------   ----------

                                                    $  913,861   $1,158,273
                                                    ==========   ==========



    The accompanying notes are an integral part of the financial statements.


                      Liabilities and Stockholders' Equity
                      ------------------------------------


                                                              2001           2000
                                                          -----------    -----------
Current liabilities:

         Accounts payable, trade                          $   150,157    $   123,239
         Accrued payroll and other expenses                   192,780         94,750
         Bank loans                                            52,389         68,592
         Advances from shareholders                            51,422         94,760
         Current portion of long term debt                      5,060           --
         Other current liabilities                             19,829           --
                                                          -----------    -----------

                  Total current liabilities                   471,637        381,341
                                                          -----------    -----------

Long-term note payable, net of current portion                 15,789         20,848
                                                          -----------    -----------

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 2,294,800 and 1,352,800
             issued and outstanding, respectively           2,294,800      1,352,800
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             45,543,759 and 30,328,911
             issued and outstanding, respectively             455,437        303,289
         Paid in capital in excess of par value             4,339,956      3,400,639
         Accumulated deficit                               (6,186,258)    (4,250,644)
         Prepaid consulting services                         (177,500)
         Treasury stock at cost, 300,000 and 50,000          (300,000)       (50,000)
                                                          -----------    -----------
            preferred shares respectively
                                                              426,435        756,084
                                                          -----------    -----------

                                                          $   913,861    $ 1,158,273
                                                          ===========    ===========





    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000
               --------------------------------------------------
                                   (Unaudited)

                                                          2001         2000
                                                        ---------    ---------

Revenues:

         Loan origination and other fees                 $ 454,205    $ 738,121


Operating costs and expenses:

         Personnel costs                                   259,699      357,784
         Loan production costs                             133,346      293,168
         General and administrative                         89,661      161,172
         Amortization                                       36,093       11,093
         Depreciation                                        6,200        9,300
                                                         ---------    ---------

                                                           524,999      832,517

Operating loss                                             (70,794)     (94,396)

Corporate general and administrative expenses,
    principally related to Philippines Housing project     348,115       53,147


Interest expense                                             1,019        1,219
                                                         ---------    ---------
Loss before income taxes                                  (419,928)    (148,762)

Provision for income tax benefit                              --           --
                                                         ---------    ---------

Net loss                                                  (419,928)   $(148,762)
                                                         ---------    ---------

Net loss per share:
         Basic                                           $    (.01)   $   (.005)
         Diluted                                         $    (.01)   $   (.005)



    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000
               --------------------------------------------------
                                   (Unaudited)


                                                       2001         2000
                                                     ---------    ---------
Cash flows from operating activities:

         Cash from customers                         $ 454,205    $ 738,079
         Cash paid to employees                       (262,519)    (357,784)

            Cash paid to suppliers                    (264,906)    (456,476)
         Interest paid                                  (1,019)      (1,219)
                                                     ---------    ---------

            Net cash used in operating activities      (74,239)     (77,400)
                                                     ---------    ---------

Cash flows from investing activities:

         Employee advances repaid                         --          1,250
         Purchase of property and equipment               --        (11,069)
                                                     ---------    ---------

         Net cash used in investing activities            --         (9,819)
                                                     ---------    ---------

Cash flows from financing activities:

         Issuance of common and preferred stock         34,200       29,980
         Advances from shareholders                     20,210       79,760
         Repayments of notes payable                    (4,063)      (5,199)
                                                     ---------    ---------

         Net cash provided by financing activities      50,347      104,541
                                                     ---------    ---------

Net increase (decrease) in cash                        (23,892)      17,322

Cash at beginning of period                             39,954       60,260
                                                     ---------    ---------

Cash at end of period                                $  16,062    $  77,582
                                                     =========    =========




    The accompanying notes are an integral part of the financial statements.


                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000
               --------------------------------------------------


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                   2001         2000
                                                                 ---------    ---------

Net loss                                                         $(419,928)   $(148,762)
                                                                 ---------    ---------

Adjustment to reconcile net loss to net
     cash used in operating activities


         Depreciation and amortization                              42,293       20,393
         Common stock issued for services                           85,000        6,000
         Preferred stock issued for services                       177,500         --
         (Increase) decrease in accounts receivable, trade          13,031


         Increase (decrease) in accounts payable, trade            (49,319)     (19,200)
         Increase (decrease) in accrued expenses                    68,320       10,265
         Increase (decrease) in other current liabilities           21,895       40,873
                                                                 ---------    ---------

     Total adjustments                                             345,689       71,362
                                                                 ---------    ---------

Net cash used in operating activities                            $ (74,239)   $ (77,400)
                                                                 =========    =========



                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------



Issuance of preferred stock for purchase of
     Philippines mineral exploration data                        $    --      $ 100,000






    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

Wulf International Ltd. (Wulf or the Company) was incorporated in the state of Colorado in 1973. The Company originally operated as an oil and gas exploration entity until 1992. In 1992, the Company became inactive and ceased reporting with the SEC but retained its status as a registered company. During 1997 and 1998 the Company negotiated a joint venture agreement with a native Philippines company and an agency of the Government of the Philippines, the Southern Philippines Development Authority (SPDA) (Note 2), to construct one million low cost housing units in the southern portion of the country. The Company is currently seeking funding and Philippines government guarantees for this project, neither of which can be assured.

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and at March 31, 2001, the majority of its net assets and its revenues and expenses were from this operating segment.

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

Principles of consolidation and basis of presentation
-----------------------------------------------------

The accompanying unaudited consolidated condensed financial statements of Wulf International Ltd have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on form 10-KSB for the year ended December 31, 2000. These statements include the general accounts of the Company and its wholly owned subsidiary Specialized Financial Services, Inc. (SFM). All inter-company transactions, accounts and balances have been eliminated in the consolidation.

Property and equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Goodwill
--------

Goodwill relating to the Company's  purchase of SFM is being amortized using the
straight-line   method  over  ten  years.   For  the  quarter  March  31,  2001,
amortization expense totaled $11,093.

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

Impairment of long-lived assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

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

For the quarters ended March 31, 2001 and 2000, basic loss per share amounts are based on 44,125,670 and 29,504,011 weighted average shares of common stock outstanding, respectively, and diluted loss per share amounts are based on 55,002,376 and 36,143,011 weighted average shares of common stock outstanding, respectively.

2.       INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)
----------------------

In April 1998, the Company formed a joint venture with a Republic of the Philippines company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines. The Company owns an 80% interest and ASC owns a 20% interest in this joint venture, which is registered and organized under the laws of the Republic of the Philippines. Taticbilt Corp., a Philippines company qualified as a builder of low cost housing, was given a 10% share of this joint venture by Wulf.

To accomplish this purpose WRG formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation. The name of this joint venture is SPDA-Warisan Joint Venture (SWJV) and it is owned 70% by WRG and 30% by SPDA.

The Company accounts for its investment in WRG using the equity method of accounting. For the quarters ended March 31, 2001 and 2000, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

Philippines Mineral Exploration Data
------------------------------------

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

In January 2000, the Company exercised the above option. Subsequently, the Company decided to not acquire the corporate entities but only the mineral exploration data itself. Wulf accounts for its investments in this Philippines mineral exploration data using the cost method of accounting until the conditional exercise referred to above is completed, at which time it will use the equity method of accounting.

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

Litigation
----------

Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity, or of which any of their property is at issue. Wulf's mortgage subsidiary, SFM, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $146,552 plus legal costs and fees and interest against the Company's subsidiary, SFM. SFM management believes the suit is without merit and intends to vigorously contest same.

Contingent liabilities
----------------------

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At March 31, 2001 the amount of this contingent liability was $346,050.

At March 31, 2001 SFM had temporarily funded loans through two lending institutions in the amount of $3,123,884 for loans not yet funded by the final lender.

5.       EMPLOYEE BENEFIT PLAN

The Company's SFM subsidiary has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service. For the quarters ended March 31, 2001 and 2000, employer matching and discretionary contributions to the plan totaled 0 and $4010.

6.       NOTES PAYABLE

The Company's notes payable consist of a business line of credit (balance $48,836) of its SFM subsidiary due in July 2001 which bears interest at prime plus 1.0%, and is secured by substantially all the assets of its SFM subsidiary. Also, a loan financing computer equipment matures in July 2001 and has a balance of $3,553. In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. The current balance totals $20,848.

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

Item 2. Management's Discussion and Analysis

Acquisition of SFM Mortgage Co.
-------------------------------

On April 30, 1999, Wulf International Ltd. (hereinafter also referred to as Wulf or the Company) closed its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is a twelve year old mortgage banking company with 28 employees. It does business primarily in Texas. Through lines of credit with major financial institutions, SFM provides mortgage money primarily to the home real estate market. This acquisition will be helpful to Wulf because SFM can assist with mortgage financing for the Philippines National Shelter Project when, and if that project can obtain funding, Philippines government approvals and be implemented. This project is for one million new homes to be built by the Southern Philippines Development Authority (SPDA)-Warisan Joint Venture of which Wulf is a 49% partner and is further described below.

Philippines National Shelter Low Cost Housing Project
-----------------------------------------------------

The Company's Philippines Housing Project is described in detail in the Company's form 10KSB for 2000, and is subject to obtaining financing and Philippines government guarantees, neither of which can be assured.

Results of Operations
---------------------

Wulf's mortgage subsidiary (SFM Mortgage) incurred a pretax loss of $35,720 in the current quarter compared to a loss of $94,396 in the prior year quarter. Volume of loans closed decreased from the prior period but was more then offset by reduced levels of staffing and expenses.

Wulf's corporate general and administrative expenses for the three months totaled $348,115 compared to $53,147 in the prior year. The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines.

Wulf's total net losses for the quarter were $419,928 compared to a loss of $148,762 in the prior year quarter.

Liquidity and Capital Resources
-------------------------------

Wulf continued to fund its business through existing working capital, bank loans described below, private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf expects to continue to fund itself through these means. A bank has extended to the Company's SFM Mortgage subsidiary a line of credit of $50,000 (current balance $48,836) effective from July 29, 2000 for one year. The line is secured by a lien on essentially all of the subsidiary's assets, including equipment, inventories and accounts. In addition, SFM had a two year bank loan for $21,000 (current balance $3,553) covering certain computer equipment, secured by same, maturing July 28, 2001. Interest rates on these loans are at rates of prime plus 1% and 9.25% respectively. In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. The current balance totals $20,848.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject except the lawsuit against the Company's SFM subsidiary described in the following sentences. Wulf's mortgage subsidiary, SFM, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $146,552 plus legal costs and fees and interest against the Company's subsidiary, SFM. SFM management believes the suit is without merit and intends to vigorously contest same.


Item 2. Changes in Securities and Use of Proceeds

Both common and preferred stock have been sold in private sales under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                               Three Months Ended March 31, 2001
                                               ---------------------------------
                                                    Shares          Dollars
                                                  ----------      ----------
    Common stock sold cash (1)                       684,000      $   34,200
    Common stock issued for services(2)            1,700,000          85,000
    Common stock issued for preferred
             converted                               125,000          25,000

    (1) W.L. Franklin, CEO of Wulf purchased
        342,000 of these shares
    (2) 325,000 of these shares were issued for services to J. A. Denahan, Director and
        Vice president and CFO.  Mr. Denahan
        receives no cash compensation from
        Wulf.


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

Item 5. Other Information.   None

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

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this SEC Form 10-QSB for the first quarter of 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WULF INTERNATIONAL LTD.




Date: May 11, 2001                     /s/ W. L. Franklin
                                     -------------------------------------------
                                     W. L. Franklin, President and CEO
                                     (Principal executive officer)


                                        /s/ Joseph A. Denahan
                                      ------------------------------------------
                                      Joseph A. Denahan
                                      Vice president and CFO
                                      (Principal financial & accounting officer)