Form 10QSB
period 2001-06-30
WULF INTERNATIONAL LTD
filed 2001-08-14
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Common Stock                49,349,176

                                Table of Contents
                                -----------------


Part I - Financial Information                                          Page No.

Item 1  Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Consolidated Balance Sheets as of June 30, 2001
       and 2000 Consolidated                                              4 - 5
     Statements of Operations for the Six Months ended
                           June 30, 2001 and 2000                             6
     Consolidated Statements of Operations for the Three Months ended
                           June 30, 2001 and 2000                             7
     Consolidated Statements of Cash Flows for the Six Months ended
                           June 30, 2001 and 2000                         8 - 9
     Notes to Financial Statements                                       10 - 14

Item 2   Management's Discussion and Analysis or Plan of Operation       15 - 16

Part II   Other Information

Item 1   Legal Proceedings                                                    16
Item 2.  Changes in Securities and Use of Proceeds                            16
Item 3.  Defaults upon Senior Securities                                      17
Item 4.  Submission of Matters to a Vote of Security Holders                  17
Item 5.  Other Information                                                    17
Item 6.  Exhibits and Reports on Form 8-K                                     17
            (a) Exhibits:               (None)

            (b) Reports on form 8-K      (None)

Signature Page                                                                18

                         Independent Accountant's Report
                             Turner, Stone & Company



Board of Directors and Stockholders
Wulf International Ltd.
    and subsidiary
Ft. Worth, Texas


We have reviewed the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of June 30, 2001 and the related consolidated statements of operations and cash flows for the six month and three month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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



Turner, Stone & Company
Certified Public Accountants
August 13, 2001

                                     PART I

Item 1. Financial Statements

                             WULF INTERNATIONAL LTD.
                             -----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             June 30, 2001 AND 2000
                             ----------------------
                                   (Unaudited)
                                   -----------


                                     Assets
                                     ------
                                                          2001         2000
                                                       ----------   ----------
Current assets:

         Cash                                          $   37,636   $   72,384
         Accounts receivable, trade                        42,785       98,368
         Advances to employees                             10,144        4,003
                                                       ----------   ----------
                  Total current assets                     90,565      174,755
                                                       ----------   ----------

Property and equipment, net of $72,186
     and $43,395 of accumulated depreciation               67,127      102,033
                                                       ----------   ----------

Other assets:

         Deposits                                           3,626        6,776
         Goodwill, net of $96,139 and $51,766
             of accumulated amortization                  347,577      391,950
         Mineral exploration data, net of                 150,000      250,000
             accum. amortiz. of $150,000 and $50,000
         Deferred income tax benefits                     236,675      172,975
                                                       ----------   ----------



                                                          737,878      821,701
                                                       ----------   ----------

                                                       $  895,570   $1,098,489
                                                       ==========   ==========


                      Liabilities and Stockholders' Equity
                      ------------------------------------



Current liabilities:                                          2001           2000
                                                          -----------    -----------
         Accounts payable, trade                          $   148,714    $   152,703
         Accrued payroll and other expenses                   223,380        174,974
         Bank loans                                            48,926         58,826
         Advances from shareholders                            69,926
         Current portion of long term debt                      7,301          9,639
                                                          -----------    -----------

                  Total current liabilities                   498,247        396,142
                                                          -----------    -----------

Long-term note payable, net of current portion                 11,306         14,125
                                                          -----------    -----------

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 2,374,800 and 1,402,800
             issued and outstanding, respectively           2,374,800      1,452,800
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             49,349,176 and 32,297,111
             issued and outstanding, respectively             493,491        322,971
         Paid in capital in excess of par value             4,498,933      3,433,759
         Accumulated deficit                               (6,681,207)    (4,471,308)
         Treasury stock at cost, 300,000 and 50,000          (300,000)       (50,000)
                                                          -----------    -----------
            preferred shares respectively
                                                              386,017        688,222
                                                          -----------    -----------

                                                          $   895,570    $ 1,098,489
                                                          ===========    ===========


                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (Unaudited)

                                                             2001           2000
                                                         -----------    -----------
Revenues:

         Loan origination and other fees                 $ 1,012,545    $ 1,611,139


Operating costs and expenses:

         Personnel costs                                     535,385        797,061
         Loan production costs                               319,224        591,849
         General and administrative                          183,643        315,276
         Amortization                                         72,186         72,186
         Depreciation                                         12,400         18,600
                                                         -----------    -----------

                                                           1,122,838      1,794,972
                                                         -----------    -----------

Operating loss                                              (110,293)      (183,833)

Corporate general and administrative expenses,
    principally related to Philippines Housing project       802,098        272,068

Interest expense                                               2,305          2,499
                                                         -----------    -----------
Loss before income taxes                                    (914,696)      (458,400)

Provision for income tax benefit
                                                         -----------    -----------

Net loss                                                    (914,696)   $  (458,400)
                                                         -----------    -----------


Net loss per share:
         Basic                                           $      (.02)   $     (.015)
         Diluted                                         $      (.02)   $     (.015)



    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                -------------------------------------------------
                                   (Unaudited)


                                                           2001         2000
                                                         ---------    ---------
Revenues:

         Loan origination and other fees                 $ 558,340    $ 873,018


Operating costs and expenses:

         Personnel costs                                   275,686      439,277
         Loan production costs                             185,878      298,681
         General and administrative                         93,982      154,104
         Amortization                                       36,093       61,093
         Depreciation                                        6,200        9,300
                                                         ---------    ---------

                                                           597,839      962,455
                                                         ---------    ---------

Operating loss                                             (39,499)     (89,437)

Corporate general and administrative expenses,
    principally related to Philippines Housing project     453,983      218,921

Interest expense                                             1,286        1,280
                                                         ---------    ---------

Loss before income taxes                                  (494,768)    (309,638)

Provision for income tax benefit

Net loss                                                  (494,768)    (309,638)
                                                         ---------    ---------


Net loss per share:
         Basic                                           $    (.01)   $    (.01)
         Diluted                                         $    (.01)   $    (.01)



    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                                   (Unaudited)


                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities:

         Cash from customers                         $ 1,012,545      1,611,181
         Cash paid to employees                         (503,420)      (797,061)
            Cash paid to suppliers                      (664,037)    (1,128,360)
         Interest paid                                    (2,035)        (2,499)
                                                                    -----------

            Net cash used in operating activities       (156,947)      (316,739)
                                                     -----------    -----------

Cash flows from investing activities:
         Employee advances repaid                                         2,000
         Purchase of property and equipment                            (114,362)
                                                     -----------    -----------

         Net cash used in investing activities                         (112,362)
                                                     -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock          121,200        384,880
         Advances from shareholders                       38,714         71,487
         Repayments of notes payable                      (5,285)       (15,142)
                                                     -----------    -----------

         Net cash provided by financing activities       154,629        441,225
                                                     -----------    -----------

Net increase (decrease) in cash                           (2,318)        12,124

Cash at beginning of period                               39,954         60,260
                                                     -----------

Cash at end of period                                $    37,636    $    72,384
                                                     ===========    ===========






    The accompanying notes are an integral part of the financial statements.



                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000
                 -----------------------------------------------


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                   2001         2000
                                                                 ---------    ---------

Net loss                                                         $(914,696)   $(458,400)
                                                                 ---------    ---------

Adjustment to reconcile net loss to net
     cash used in operating activities


         Depreciation and amortization                              84,586       90,786
         Common stock issued for services                          193,771       19,280
         Preferred stock issued for services                        80,000      140,000

         (Increase) decrease in prepaid consulting                 355,000
         Increase (decrease) in A/P trade                          (50,762)      10,264
         Increase (decrease) in other current liabilities           95,154     (118,669)
                                                                 ---------    ---------

     Total adjustments                                             757,749      141,661
                                                                 ---------    ---------
Net cash used in operating activities                            $(156,947)   $(316,739)
                                                                 =========    =========



                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------


Issuance of preferred stock for purchase of
     Philippines mineral exploration data                        $            $ 100,000




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

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and at June 30, 2001, the majority of its net assets and its revenues and expenses were from this operating segment.

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

Goodwill
--------

Goodwill relating to the Company's purchase of SFM is being amortized using the straight-line method over ten years. For the quarter June 30, 2001, amortization expense totaled $11,093.


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

For the quarters ended June 30, 2001 and 2000, basic loss per share amounts are based on 47,446,468 and 31,313,011 weighted average shares of common stock outstanding, respectively, and diluted loss per share amounts are based on 60,152,968 and 38,487,011 weighted average shares of common stock outstanding, respectively.

For the six months ended June 30, 2001 and 2000, basic loss per share amounts are based on 45,866,839 and 30,435,044 weighted average shares of common stock outstanding, respectively, and diluted loss per share amounts are based on 58,088,005 and 37,472,378 weighted average shares of common stock outstanding, respectively.

2.       INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)
----------------------

In April 1998, the Company formed a joint venture with a Republic of the Philippines company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines. The Company owns an 80% interest and ASC owns a 20% interest in this joint venture (Warisan Group referred to as "WRG", which is registered and organized under the laws of the Republic of the Philippines. Taticbilt Corp., a Philippines company qualified as a builder of low cost housing, was given a 10% share of this joint venture by Wulf.

To accomplish this purpose WRG formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation. The name of this joint venture is SPDA-Warisan Joint Venture (SWJV) and it is owned 70% by WRG and 30% by SPDA.


The Company accounts for its investment in WRG using the equity method of accounting. For the six months ended June 30, 2001 and 2000, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

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

In January 2000, the Company exercised the above option. Subsequently, the Company decided to not acquire the corporate entities but only the mineral exploration data itself. Wulf accounts for its investments in this Philippines mineral exploration data using the cost method of accounting and amortizing that cost over three years.




3.       CONVERTIBLE PREFERRED STOCK

The Company's preferred stock shares are convertible into the Company's common stock shares at any time after one year from the date of issuance at the rate of five common stock shares for each share of preferred stock. The preferred shares do not pay a dividend, are non-voting and have a preference in liquidation of up to $1.00 per share. In addition, each preferred share grants the holder one warrant to purchase for $.10 per share one common stock share for each preferred stock share held. The warrants expire one year from the date of issuance.




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


Contingent liabilities
----------------------

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At June 30, 2001 the amount of this contingent liability was $113,050.


At June 30, 2001 SFM had temporarily funded loans through two lending institutions in the amount of $3,739,715 for loans not yet funded by the final lender.

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

6.       NOTES PAYABLE

The Company's notes payable consist of a business line of credit (balance $48,200) of its SFM subsidiary due in July 28, 2004 which bears interest at prime plus 1.0%, and is secured by substantially all the assets of its SFM subsidiary. Monthly payments of $1485 are required. Also, a loan financing computer equipment matures in July 2001 and has a balance of $726. In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. The current balance totals $18,607.

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

Item 2. Management's Discussion and Analysis

Acquisition of SFM Mortgage Co.
-------------------------------

On April 30, 1999, Wulf International Ltd. (hereinafter also referred to as Wulf or the Company) closed its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is a twelve year old mortgage banking company with 33 employees. It does business primarily in Texas. Through lines of credit with major financial institutions, SFM provides mortgage money primarily to the home real estate market. This acquisition will be helpful to Wulf because SFM can assist with mortgage financing for the Philippines National Shelter Project when, and if that project can obtain funding, Philippines government approvals and be implemented. This project is for one million new homes to be built by the Southern Philippines Development Authority (SPDA)-Warisan Joint Venture of which Wulf is a 49% partner and is further described below.

Philippines National Shelter Low Cost Housing Project
-----------------------------------------------------

     The Company's Philippines Housing Project is described in detail in the Company's form 10KSB for 2000, and is subject to obtaining financing and Philippines government guarantees, neither of which can be assured.



Results of Operations-Six months ended June 30, 2001 and 2000

     Wulf's mortgage subsidiary (SFM Mortgage) incurred a pretax loss of $40,412 in the six months ended June 30 compared to a loss of $114,146 in the prior year. Volume of loans closed decreased from the prior period but was more then offset by reduced costs, primarily personnel.

     Wulf's corporate general and administrative expenses for the six months totaled $802,098 compared to $272,068 in the prior year. The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines. The increases were due in part to the expenses associated with the housing feasibility study recently completed.

     Wulf's total net losses for six months were $914,696 compared to a loss of $458,400 in the prior year period, the larger loss being due to increased expenditures for the Company's Philippines National Shelter Project.

Results of Operations-Three months ended June 30, 2001 and 1999

     Wulf's mortgage subsidiary (SFM Mortgage) incurred a pretax loss of $4,873 in the quarter ended June 30 compared to a loss of $19,750 in the prior year. Volume of loans closed decreased from the prior period but was more then offset by reduced cost levels, primarily personnel.

     Wulf's corporate general and administrative expenses for the quarter totaled $453,983 compared to $218,921 in the prior year. The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines.

     Wulf's total net losses for quarter ended June 30, 2001 were $494,768 compared to a loss of $309,638 in the prior year period.

Liquidity and Capital Resources

     Wulf continued to fund its business through existing working capital, bank loans described below, private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf expects to continue to fund itself through these means. A bank has extended to the Company's SFM Mortgage subsidiary a line of credit of $50,000 (current balance $48,836) effective from July 29, 2000 for one year. The line is secured by a lien on essentially all of the subsidiary's assets, including equipment, inventories and accounts. That loan has been converted to a term loan maturing in July, 2004 with monthly payments of $1485. In addition, SFM had a two year bank loan for $21,000 (current balance $726) covering certain computer equipment, secured by same, maturing July 28, 2001. Interest rates on these loans are at rates of prime plus 1% and 9.25% respectively. In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. The current balance totals $18,607.



                           PART III OTHER INFORMATION

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


Item 2. Changes in Securities and Use of Proceeds

     Both  common and  preferred  stock have been sold in  private  sales  under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                                Three Months Ended June 30, 2001
                                                --------------------------------
                                                      Shares           Dollars
                                                      ------           -------

Common stock sold cash                                1,630,000        $  87,000
Common stock issued for services                      2,175,417          108,771
Preferred stock issued for services (3)                  80,000           80,000


                                                  Six Months Ended June 30, 2001
                                                  ------------------------------

Common stock sold cash (1)                            2,314,000        $ 121,200
Common  stock issued for services(2)                  3,875,417          193,771
Common stock issued for preferred
                  converted                             125,000           25,000
Preferred stock issued for services (3)                  80,000           80,000

     (1)  W.L. Franklin, CEO of Wulf purchased 342,000 of these shares
     (2) 325,000 of these shares were issued for services to J. A. Denahan, Director and Vice president and CFO. Mr. Denahan receives no cash compensation from Wulf.

     (3) Shares issued to Merve Croston, Director, for architectural and engineering services
     (4) An option to purchase 1,000,000 shares of restricted common stock at one half market price, not to exceed .20 per share, was granted to an investor who purchased $50,000 of Wulf common stock. Said option is to expire after two years.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this SEC Form 10-QSB for the second quarter of 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WULF INTERNATIONAL LTD.




Date: August 11, 2001                            /s/ W. L. Franklin
                                               --------------------
                                               W. L. Franklin, President and CEO

                                               (Principal executive officer)


                                                 /s/ Joseph A. Denahan
                                               -----------------------
                                               Joseph A. Denahan
                                               Vice president and CFO

                                               (Principal financial
                                                & accounting officer)