Form 10QSB
period 2001-09-30
WULF INTERNATIONAL LTD
filed 2001-11-19
CIK 108633

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Common Stock           49,899,176

                                Table of Contents
                                -----------------


Part I - Financial Information                                          Page No.

Item 1  Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Balance Sheets as of  Sept.  30, 2001 and 2000
     Consolidated Statements of Operations for the Nine Months ended
                           Sept.  30, 2001 and 2000
     Consolidated Statements of Operations for the Three Months ended
                           Sept.  30, 2001 and 2000
     Consolidated Statements of Cash Flows for the Nine Months ended
                           Sept.  30, 2001 and 2000
     Notes to Financial Statements

Item 2   Management's Discussion and Analysis or Plan of Operation

Part II   Other Information

Item 1   Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits:               (None)

            (b) Reports on form 8-K      (None)

Signature Page

                                     PART I

Item 1. Financial Statements

                             WULF INTERNATIONAL LTD.
                             -----------------------
                                 BALANCE SHEETS
                                 --------------
                             Sept. 30, 2001 AND 2000
                             -----------------------
                                   (Unaudited)
                                   -----------


                                     Assets
                                     ------

                                                        2001       2000
                                                        ----       ----

Current assets:

         Cash                                          $  3,663   $ 29,110
         Accounts receivable, trade                                 70,946
Advances to employees                                                2,503
                                                       --------   --------
                  Total current assets                    3,663    102,559
                                                       --------   --------

Property and equipment, net of $52,695
      of accumulated depreciation in `00                            93,395
                                                       --------   --------

Other assets:

         Deposits                                                   16,842
         Investment in SFM Mortgage (see note 1)         32,020
         Goodwill, net of $292,298 and $51,766
             of accumulated amortization                151,418    380,857
         Mineral exploration data, net of               125,000    225,000
             accum. amortiz. of $175,000 and $75,000
         Deferred income tax benefits                              172,975
                                                                  --------



                                                        308,438    795,674
                                                       --------   --------

                                                       $312,101   $991,628
                                                       ========   ========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


                                                                 2001           2000
                                                                 ----           ----

Current liabilities:
         Note Payable                                        $    32,220
         Accounts payable, trade                                   9,000    $   165,512
         Accrued payroll and other expenses                      116,210        152,286
         Bank loans                                                              55,074
         Current portion of long term debt                                        7,398
         Other current liabilities                                                3,150
                                                             -----------    -----------


                  Total current liabilities                      157,430        383,420
                                                             -----------    -----------

Long-term notes and advances payable, net of current port         20,700        102,950
                                                             -----------    -----------

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 2,024,800 and 1,590,300
             issued and outstanding, respectively              2,024,800      1,590,300
         Common stock, $ .01 par value,
             50,000,000 shares authorized,
             49,899,176 and 35,369,111
             issued and outstanding, respectively                498,991        353,691
         Paid in capital in excess of par value                4,542,605      3,427,830
         Accumulated deficit                                  (6,932,425)    (4,866,563)
                                                             -----------    -----------


                                                                 133,971        505,258
                                                             -----------    -----------

                                                             $   312,101    $   991,628
                                                             ===========    ===========


                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                FOR THE NINE MONTHS ENDED SEPT. 30, 2001 AND 2000
                -------------------------------------------------
                                   (Unaudited)

                                                           2001             2000
                                                           ----             ----
Revenues:

         Loan origination and other fees                 $ 1,496,453    $ 2,393,418


Operating costs and expenses:

         Personnel costs                                     761,312      1,118,275
         Loan production costs                               464,382        893,111
         General and administrative                          267,709        502,164
         Amortization                                        108,279        108,279
         Depreciation                                         21,700         27,900
                                                         -----------    -----------

                                                           1,623,382      2,649,729
                                                         -----------    -----------
Operating loss                                              (126,929)      (256,311)

Corporate general and administrative expenses,
    principally related to Philippines Housing project       827,680        594,428
Other expense (income)                                       212,410
Interest expense                                               4,444          2,916
                                                         -----------    -----------
Loss before income taxes                                  (1,171,463)      (853,655)

Provision for income tax benefit
                                                         -----------    -----------

Net loss                                                  (1,171,463)   $  (853,655)
                                                         -----------    -----------


Net loss per share:
         Basic                                           $      (.02)   $     (.027)
         Diluted                                         $      (.02)   $     (.022)



    The accompanying notes are an integral part of the financial statements.


                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               FOR THE THREE MONTHS ENDED SEPT. 30, 2001 AND 2000
               --------------------------------------------------
                                   (Unaudited)


                                                           2001         2000
                                                           ----         ----
Revenues:

         Loan origination and other fees                 $ 483,908    $ 782,279


Operating costs and expenses:

         Personnel costs                                   225,927      421,214
         Loan production costs                             145,158      301,262
         General and administrative                         84,066       86,888
         Amortization                                       36,093       36,093
         Depreciation                                        9,300        9,300
                                                         ---------    ---------

                                                           500,544      854,757
                                                         ---------    ---------

Operating loss                                             (16,636)     (72,478)

Corporate general and administrative expenses,
    principally related to Philippines Housing project      25,582      322,360
Other expense                                              212,410
Interest expense                                             2,139          417
                                                         ---------    ---------

Loss before income taxes                                  (256,767)    (395,255)

Provision for income tax benefit

Net loss                                                  (256,767)    (395,255)
                                                         ---------    ---------


Net loss per share:
         Basic                                           $   (.005)   $   (.012)
         Diluted                                         $   (.004)   $   (.009)



    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                FOR THE NINE MONTHS ENDED SEPT. 30, 2001 AND 2000
                -------------------------------------------------
                                   (Unaudited)



                                                         2001           2000
                                                         ----           ----

Cash flows from operating activities:

         Cash from customers                         $ 1,496,453      2,420,840
         Cash paid to employees                         (761,312)    (1,050,474)
         Cash paid to suppliers                         (882,916)    (1,638,568)
         Interest paid                                    (4,444)        (2,916)
                                                                    -----------

            Net cash used in operating activities       (152,219)      (271,118)
                                                     -----------    -----------

Cash flows from investing activities:
         Employee advances repaid                                         1,500
         Purchase of property and equipment                             (15,023)
                                                     -----------    -----------

         Net cash used in investing activities                          (13,523)
                                                     -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock          121,200        125,800
         Advances from shareholders                       38,714        148,825
         Repayments of notes payable & bank loans         (8,372)       (21,134)
                                                     -----------    -----------

         Net cash provided by financing activities       151,542        253,491
                                                     -----------    -----------

Cash decrease from sale of SFM majority interest         (35,614)

Net increase (decrease) in cash                          (36,291)       (31,150)

Cash at beginning of period                               39,954         60,260
                                                     -----------    -----------

Cash at end of period                                $     3,663    $    29,110
                                                     ===========    ===========






    The accompanying notes are an integral part of the financial statements.


                             WULF INTERNATIONAL LTD.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                FOR THE NINE MONTHS ENDED Sept. 30, 2001 AND 2000
                -------------------------------------------------


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                2001           2000
                                                                ----           ----

Net loss                                                    $(1,171,463)   $  (853,655)
                                                            -----------    -----------

Adjustment to reconcile net loss to net
     cash used in operating activities


         Depreciation and amortization                          129,979        136,179
         Common stock issued for services                       193,771         75,880
         Preferred stock issued for services                     80,000        317,500
         Non cash other expense charge(net)                     212,410
         (Increase) decrease in Accounts Receivable-trade                       27,422

         (Increase) decrease in prepaid consulting              355,000
         Increase (decrease) in A/P trade                                       31,273
         Increase (decrease) in accrued expenses                 55,500         67,801

         Increase (decrease) in other current liabilities        (7,416)       (73,518)
                                                                           -----------


     Total adjustments                                        1,019,244        582,537
                                                                           -----------

Net cash used in operating activities                       $  (152,219)   $  (271,118)
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

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and through Sept. 5, 2001, the majority of its net assets and its revenues and expenses were from this operating segment.

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary, estimated to require approximately $200,000 of capital.

The financial statements of Wulf reflect through September 5, 2001 the consolidated results of operations for SFM. After that time the results for SFM are not consolidated and at September 30, 2001 the investment in SFM is shown as an investment at its book value, after write-offs of $230,169, and is accounted for on the equity basis of accounting. Wulf will not have Board representation or management control of SFM after September 5, 2001.

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

As part of the agreement, SFM purchased 50,000 shares of Wulf's preferred stock at $1.00 per share and received an option to purchase 200,000 shares of the Company's preferred stock at $0.10 per share. This option must be exercised prior to any proposed secondary public offering of the Company's preferred stock. The accompanying consolidated statement of operations includes SFM's results of operations subsequent to April 30, 1999 through September 5, 2001.

Principles of consolidation and basis of presentation
-----------------------------------------------------

The accompanying unaudited consolidated condensed financial statements of Wulf International Ltd have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on form 10-KSB for the year ended December 31, 2000. These statements include the general accounts of the Company and its wholly owned subsidiary Specialized Financial Services, Inc. (SFM) through September 5, 2001, the date on which Wulf sold 55% of its interest in SFM. All inter-company transactions, accounts and balances have been eliminated in the consolidation.

Property and equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Goodwill
--------

Goodwill remaining on the books, totaling $151,418, is after amortization and writedowns totaling $292,298 from the original balance of $443,716.

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

For the quarters ended Sept. 30, 2001 and 2000, basic loss per share amounts are based on 49,624,176 and 33,833,111 weighted average shares of common stock outstanding, respectively, and diluted loss per share amounts are based on 61,304,676 and 41,985,111 weighted average shares of common stock outstanding, respectively.

For the nine months ended Sept. 30, 2001 and 2000, basic loss per share amounts are based on 46,874,923 and 31,668,561 weighted average shares of common stock outstanding, respectively, and diluted loss per share amounts are based on 58,088,005 and 39,641,111 weighted average shares of common stock outstanding, respectively.

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


The Company accounts for its investment in WRG using the equity method of accounting. For the nine months ended Sept. 30, 2001 and 2000, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

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


Litigation
----------

Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity, or of which any of their property is at issue. Wulf's 45% owned SFM Mortgage investment, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $146,552 plus legal costs and fees and interest against the Company's subsidiary, SFM. Wulf is not a named party to this litigation.


Contingent liabilities
----------------------

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At Sept. 30, 2001 the amount of this contingent liability was $113,050.


5.   EMPLOYEE BENEFIT PLAN

Wulf does not have any formal employee benefit plans.

6.   NOTE PAYABLE

The note payable is in the amount of $32,220 and is to Wulf's stock transfer agent for amounts owed them. The note bears interest at an annual rate of 15% and interest and principal are due and payable June 30, 2002. See Wulf's 10KSB filing for related party transactions.

7.   INCOME TAXES

The Company uses the accrual method of accounting for tax reporting purposes.

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

Accounts receivable
-------------------

The company had no accounts receivable at September 30, 2001.

Note payable
------------

Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

Item 2. Management's Discussion and Analysis

Acquisition of SFM Mortgage Co.
-------------------------------

On April 30, 1999, Wulf International Ltd. (hereinafter also referred to as Wulf or the Company) closed its agreement to acquire all of the shares of Specialized Financial Services, Inc. d/b/a SFM Mortgage Company of Bedford, Texas, for 7,500,000 shares of Wulf common stock. SFM is a twelve year old mortgage banking company. On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary, estimated to require approximately $200,000 of capital.

The financial statements of Wulf reflect through September 5, 2001 the consolidated results of operations for SFM. After that time the results for SFM are not consolidated and at September 30, 2001 the investment in 45% of SFM is shown as an investment at its book value, after write-offs of $230,169, and is accounted for on the equity basis of accounting. Wulf will not have Board representation or management control of SFM after September 5, 2001.

Philippines National Shelter Low Cost Housing Project
-----------------------------------------------------

     The Company's Philippines Housing Project is described in detail in the Company's form 10KSB for 2000, and is subject to obtaining financing and Philippines government guarantees, neither of which can be assured.



Results of Operations-Nine months ended Sept. 30, 2001 and 2000
---------------------------------------------------------------

     Wulf's corporate general and administrative expenses for the nine months totaled $827,680 compared to $594,428 in the prior year. The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines. The increases were due in part to the expenses associated with the housing feasibility study recently completed.

     Results in 2001 for the nine months and 3 months ended September 30 included an Other expense of $230,169 covering the writedown of goodwill and investment related to SFM mortgage to reduce carrying costs to estimated value at period end.

     Wulf's total net losses for nine months were $1,171,463 compared to a loss of $853,655 in the prior year period, the larger loss being due to increased expenditures for the Company's Philippines National Shelter Project.

Results of Operations-Three months ended Sept. 30, 2001 and 2000
----------------------------------------------------------------

     Wulf's corporate general and administrative expenses for the quarter totaled $25,582 compared to $322,360 in the prior year. The majority of these expenses were related to the Philippines National Shelter Project and included professional fees, travel, and expenses associated with the Project's office in the Philippines. These expenses can fluctuate substantially from quarter to quarter.

     Results for the three months ended September 30, 2001 included other expense of $230,169 covering the writedown of goodwill and investment related to SFM Mortgage to reduce carrying costs to estimated value at period end.


     Wulf's  total net losses for  quarter  ended Sept.  30, 2001 were  $256,767 compared to a loss of $395,255 in the prior year period.


Liquidity and Capital Resources
-------------------------------

     Wulf continued to fund its business through existing working capital, private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf plans to continue to fund itself through these means.



                           PART III OTHER INFORMATION

Item 1. Legal Proceedings.

Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject except the lawsuit against the Company's SFM subsidiary described in the following sentences. Wulf's 45% owned mortgage banking investment , SFM, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $146,552 plus legal costs and fees and interest against the Company's subsidiary, SFM. Wulf is not a party the this litigation.

Item 2. Changes in Securities and Use of Proceeds

Both common and  preferred  stock have been sold in private  sales under section
4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                                       Three Months Ended Sept.  30, 2001
                                                       ----------------------------------
                                                                 Shares       Dollars
                                                                 ------       -------

         Common stock sold cash                                   none
         Common stock issued for services                         none
         Preferred stock issued for services                      none
         Common issued for preferred converted                   250,000     $50,000


                                                         Nine Months Ended Sept. 30, 2001
                                                         --------------------------------

            Common stock sold cash (1)                         2,314,000   $ 121,200
            Common stock issued for services(2)                3,875,417     193,771
            Common stock issued for preferred
                  converted                                      375,000      75,000
            Preferred stock issued for services (3)               80,000      80,000

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


Item 3. Defaults Upon Senior Securities.                        None

Item 4. Submission of Matters to a Vote of Security Holders.    None



Item 5. Other Information.

Randie Wolzen, Director, resigned on October 4, 2001. Don Bernard, Director, also resigned during the month of October, 2001. No replacements have been made as of this date.

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

                                     WULF INTERNATIONAL LTD.




Date: Nov. 16, 2001                  _____________________________
                                     W. L. Franklin, President and CEO

                                     (Principal executive officer)



                                     -----------------------------
                                          Joseph A. Denahan
                                        Vice president and CFO

                                     (Principal financial & accounting officer)

                         Independent Accountant's Report
                             Turner, Stone & Company



Board of Directors and Stockholders
Wulf International Ltd.
    and subsidiary
Ft. Worth, Texas


We have reviewed the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of Sept. 30, 2001 and the related consolidated statements of operations and cash flows for the nine month and three month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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



Turner, Stone & Company
Certified Public Accountants
November 16, 2001