Form 10KSB
period 2001-12-31
WULF INTERNATIONAL LTD
filed 2002-05-08
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------

                                   FORM 10-KSB

|X    ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
       1934 for the Fiscal year ended December 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 0-8638

                             WULF INTERNATIONAL LTD.
                          (F/K/A WULF OIL CORPORATION)
                 (Name of small business issuer in its charter)

                 Colorado                                 83-0218086
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

      2591 Dallas Parkway, Suite 300
              Frisco, TX                                    75034
 (Address of principal executive offices)                 (Zip Code)

                 Issuer's telephone number, including area code:
                                 (972) 292-3255

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. - 0 -
                                                              -----

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of March 31, 2002 was: $1,893,115

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Title of Each Class                              Number of Shares Outstanding
-------------------                                    At March 31, 2002

Common Stock, $0.01 Par Value                              49,729,209


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Transitional Small Business Disclosure Format   Yes    No X
                                                   ---   ---

                             WULF INTERNATIONAL LTD.
                                TABLE OF CONTENTS

Form 10-KSB Item
----------------


Part I.

    Item 1.  Business                                                          3

    Item 2.  Properties                                                        5

    Item 3.  Legal Proceedings                                                 5

    Item 4.  Submission of Matters to a Vote of Security Holders               5

Part II.
XC
    Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                           6

    Item 6.  Management's Discussion and Analysis or Plan of Operation         6

    Item 7.  Financial Statements                                              8

    Item 8.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                           8

Part III.

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act             8

    Item 10  Executive Compensation                                           10

    Item 11. Security Ownership of Certain Beneficial Owners
                 and Management                                               10

    Item 12. Certain Relationships and Related Transactions                   11

    Item 13. Exhibits, List and Reports
                 On Form 8-K                                                  12

             Signatures                                                       13

                                     PART I.

                                     ITEM 1.
                                    BUSINESS
                                    --------

     Since 1997, Wulf International Ltd. (the "Company" or "Wulf") has developed and is attempting to implement a plan to provide construction of low cost and low priced houses in the Philippines and has financed its efforts through the sale of its stock, both common and preferred. The Company has sold stock in private transactions for cash and issued stock to consultants for services rendered.

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

In 2002 Wulf began looking at other developing countries, such as Pakistan, to implement low cost housing projects.

Wulf has acquired from several Filipino companies the sole proprietary rights to the geologic data on gold and other mineral deposits in two areas in the Republic of the Philippines. We have been informed that the sellers' cost with respect to such data was approximately $1.49 million dollars. The data was acquired during the period 1996-1998 and consists of rock samples, geologic surveys, numerous maps and other information. Wulf issued 300,000 shares of its $1 par value authorized preferred stock for this geologic data in two transactions in April 1999 and January 2000. The information covers two geographic areas, one in the northern Philippines, the Playa de Oro Project, and the other in the southern Philippines, the Sierra de Oro Project.

Playa de Oro Project - This is an area of known gold deposits lying offshore from a large deposit of primary gold that has been mined for many years. The area of interest covers about 57,000 hectares in shallow water. The exploration plan is to (1) complete the exploration permits, (2) conduct detailed side-scan sonar over the ocean floor, and (3) collect selected sub-sea samples and analyze for gold content. The Company plans to complete the exploration permit requirements as funding availability and the price of gold dictate.

Sierra de Oro Project - The Island of Mindanao is known for several primary gold deposits. The area of sampling covers about 580,000 hectares and some 29 exploration permit areas. Hundreds of rock samples were collected and analyzed for gold, silver, and other minerals. The exploration plan is to (1) acquire new permits on the anomalous gold areas as defined by the sampling, (2) conduct an air magnetic survey and possibly color satellite photography, and (3) obtain core-drilling samples in the most promising areas. The cost of this program is estimated at $700,000. The Company plans to implement this project as funding availability and the price of gold dictate.

The Company intends to conduct further exploration in these two areas if it has sufficient capital. There is no assurance that gold deposits of commercial value will be found and defined or that the licenses required for the extraction of any gold found will be issued by the appropriate governmental authorities.

The Company is amortizing  its  investment in the geologic data over three years
(3), starting January 1, 2000, and has amortized $200,000 through December 31, 2001.


     On April 30, 1999 the Company acquired all of the issued and outstanding shares of Specialized Financial Services, Inc., d/b/a SFM Mortgage Company ("SFM"). The shareholders of SFM received 7,500,000 shares of the Company's common stock. Thus, SFM became a wholly owned subsidiary of the Company. SFM is a mortgage banker in the home real estate market operating primarily in Texas. Its offices are in Bedford, TX in the Dallas/Ft. Worth metropolitan area. SFM has been in business for approximately 12 years. As a mortgage broker it closes loans using "warehouse" lines of credit with financial institutions and then sells those loans to "permanent" lenders, generally within two weeks.

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary.

The financial statements of Wulf reflect through September 5, 2001 the consolidated results of operations for SFM. After that time the results for SFM are not consolidated and at December 31, 2001 the investment in SFM is shown as an investment at its book value and is accounted for on the equity basis of accounting. Wulf will not have Board representation or management control of SFM after September 5, 2001.


Employees

Wulf's officers serve without cash compensation. There are no employees. Directors serve without cash compensation but do receive stock awards for their service.


FORWARD LOOKING STATEMENTS

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties andassumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, risks inherent in acquisitions and business expansion, changes in governmental policies and/or regulations in the Philippines, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.


                                     ITEM 2.
                                   PROPERTIES
                                   ----------

     The Company's offices are at 2591 Dallas Parkway, suite 300, Frisco, TX 75034. Frisco is a suburb of Dallas. The lease is on a month-to-month basis and the monthly rent is $1000. The offices are approximately 525 sq. ft. The Company owns no real estate.


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

     SFM, in which Wulf holds a 45% interest, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $151,138 plus legal costs and fees and interest against the Company's subsidiary, SFM. Wulf is not a party to this lawsuit.



                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

                                      None

                                     PART II



                                     ITEM 5
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

     On September 8, 2000 Wulf common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol WLFO. The following table sets forth high and low bid quotations from a market maker in Wulf common stock for the periods indicated for the year 2001. The per share quotations may represent inter-dealer prices without adjustment for retail mark-up/mark-down or commissions and may not necessarily represent actual transactions.

                                              Per share
                                              ---------
                 Period                      High     Low
                 ------                      ----     ---
                 1st Quarter                 .40      .05
                 2nd Quarter                 .14      .04
                 3rd Quarter                 .15      .04
                 4th quarter                 .10      .015

     As of December 31, 2001, there were approximately 5,900 shareholders of record of the Company's common stock and approximately 45 shareholders of record of the Company's preferred stock. There have been no cash dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company does not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, the Company intends to retain earnings, if any, to fund the Company's operations and planned expansion of its business. The payment of any future cash dividends would be at the discretion of the Company's Board of Directors and would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

     Both common shares and preferred shares have been issued by the Company in private transactions without registration under the Securities Act of 1933, as amended. For the year ended December 31, 2001, 2,604,000 shares of the Company's common stock have been issued in exchange for cash and 4,007,628 shares for services.

     No preferred stock was issued for cash and 1,933,400 preferred shares were issued for services rendered.

     Each holder of the Company's preferred stock has the option to convert their shares into shares of the Company's common stock on the basis of one (1) share of preferred stock for five (5) shares of the common stock after one (1) year from the date of issuance of the preferred stock.

     During 2001, 75,000 shares of preferred stock were exchanged for 375,000 shares of common stock. In addition, each holder of preferred shares has the right to one (1) warrant to purchase the Company's common stock for $0.10 per share for each share of preferred stock held. The right of holders of preferred shares to purchase these warrants expires one year from the date of issuance of the preferred shares. During 2001, the holders of 35,000 shares of preferred stock exercised their right to purchase 35,000 shares of common stock.

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

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000


The net loss of the Company in 2001 was $1,573,654, which was approximately the same as the loss of $1,664,448 in the prior year. The losses in both years were due primarily to high levels of expense associated with Wulf's Philippines low cost housing project. A major portion of these expenses were paid for by issuance of Company stock for services rendered.


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

The Company's SFM mortgage subsidiary had a loss of $247,240 in the current year compared to a loss of $330,132 in the prior year. The reduced loss was due to expense reductions.


Liquidity and Capital Resources
-------------------------------

     The Company made no material cash acquisitions or improvement expenditures during the year ended December 31, 2001, but anticipates a substantial increase in its capital needs consistent with the implementation of the Company's business plan (described herein), when, and if, implemented. The Company believes that its current capital will not be sufficient to meet its anticipated cash needs for the next 12 months. The Company intends to obtain additional financing through the sale of equity and/or debt securities and or part of its interest in the SPDA-Warisan Joint Venture; there can be no assurance that the Company will obtain financing necessary to implement and undertake its business plan. Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt, or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its business plan.


New Accounting Standards.

The Company has complied with the requirements of all new accounting standards, the impact of which is minimal.

Deferred Tax Assets.

At December 31, 2001 Wulf had no deferred tax assets on its balance sheet.

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


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

                                      None.


                                    PART III

                                     ITEM 9.
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL Persons;
            COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT
            --------------------------------------------------------

     The directors and executive officers of the Company as of April 30, 2002 are as follows:

    Name                      Age         Position(s) Held
    ----                      ---         ----------------

George Wulf                   71          Chairman of Board of Directors,
                                          Chief executive officer, Chief
                                          Financial officer

Malik Firoze                  49          President and chief operating officer,
                                          Secretary,  Director

Pg. Hashim Jaya               43          Director

William L. Franklin           53          Director


Omar Amin, Sr.                72          Director


Merve Croston                 75          Director, Assistant Secretary


Gary Lacefield                46          Director

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

     George Wulf has served as Chairman of the Board of the Company since 1992. He has served also as Chief Executive Officer from 1992 until December 13, 2000, and as CEO from January 1, 2002 to current. From 1992 to 1997, Mr. Wulf also served as the Company's President and from 1992 until September 21, 2000 as its Principal Financial Officer. He received BS and MS degrees in petroleum engineering and geology, respectively, a Ph.D. degree in geology from the University of Michigan and an LL.B. degree in Law. He is Director and General Manager of Primal Corporation (Brunei) and Chairman of Integra Mining (Brunei). He started his career with Mobil in the U.S. and abroad, later worked for Amoco, and then spent over 30 years as an independent oil and gas operator, both in the U.S. and internationally. He is a fellow of the Geological Society of America and a member of several other professional organizations including the American Association of Petroleum Geologists, the Geological Society of Nepal and the Association of International Petroleum Negotiators.

     Mr. Jaya holds a degree in business administration from the University of Brunei and has extensive experience in business and personnel management in Brunei and the Philippines. Since 1990, he has been the President of Integra Mining, Sdn., Bhd. He has also served since December 1995 as Executive Vice President of Integra International Inc. Integra International Inc. is engaged in petroleum exploration in Brunei and in the United States. Integra Mining is engaged in mineral exploration in Southeast Asia.

     William L. Franklin was Chief Executive Officer of the Company from December 13, 2000 to December 31, 2001. Mr. Franklin has been employed for more than the last five years as Vice President of the Tarrant County Hospital District where he is responsible for all facilities related capital activities. He is also President, Director and a shareholder of International Architects-Engineers Project Managers, Inc. (AEPM) a project management firm, which with Wulf has a contractual relationship. He holds BS and MS degrees in Aerospace Engineering from the Georgia Institute of Technology and an MS degree in Management Science. He is a Registered Professional Engineer. While in the U.
S. Army Corps of Engineers, he was in charge of a $200 million military housing and airport construction project in Dhahran, Saudi Arabia. Mr. Franklin also has been involved in construction projects in the People's Republic of China and large projects in the Dallas-Ft. Worth area. He is a member of the Construction Management Association of America and several other professional organizations.


     Omar Amin, Sr. was elected a Director on September 21, '00. He has served the Government of the Philippines for 52 years in various judicial capacities, including since 1996 until his retirement in 1999, as Associate Justice of the Philippines Federal Court of Appeals. He is President of the Philippines Judges Association and maintains a private law practice in Makati, Metro Manila.

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

     Malik Firoze was appointed a Director of the Company on September 21, '00. He was appointed President and chief operation officer on April 11, 2002. He has been the owner/president of Travel Monitors of America, Inc. in Dallas, TX for the past 12 years. Mr. Firoze has a master's degree in economics from Agra University in Agra, India. He is fluent in the HINDI and URDU languages.

     Gary Lacefield was appointed a Director of the Company on August 21, 2001. He has served as a senior vice president of CTX Mortgage/Centex Corporation since 1999. Prior to that he was a manager with the U.S. Department of Housing and Urban Development since 1990. He holds a doctorate from the Texas A&M University.


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

     Based solely upon the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001, all filing requirements applicable to its executive officers, directors and ten percent shareholders were fulfilled.

                                    ITEM 10.
                             EXECUTIVE COMPENSATION
                             ----------------------

     Directors of the Company currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. No cash compensation was awarded to, earned by, or paid to officers of the Company in 2001 or 2000. Directors are currently being granted for their service 15,000 shares of preferred stock per quarter.

                                    ITEM 11.
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
                              ---------------------

     The following tables set forth certain information regarding beneficial ownership of the Company's common stock as of March 31, 2002, by (i) all persons known by the Company to be the owner of record or beneficially of more than 5% of the Company's outstanding common stock, (ii) each director of the Company,
(iii) each executive officer of the Company and (iv) all directors and executive officers as a group.

Name and Address                   Nature and Amount of (1)(2)
Of Beneficial Owner                Beneficial Ownership         Percent of Class
------------------                 --------------------         ----------------

George Wulf (3)                         4,452,500                      9.0%
P.O. Box 795759
Dallas, Texas 75379

Pengiran Hashim Jaya                      833,400                      1.7%
#1 Taman Salmah, Simpang #25
Mata Mata, Gadong
Bandar Seri Begawan, Brunei

William L. Franklin(4)                    2,401,500                    4.8%
509 Emily Drive
Fort Worth, Texas 76108


Omar Amin, Sr.                              250,000                    0.5%
16 Chason Townhouse C
Raymundo Ave
Maybunga, Pasig, Philippines

Gary Lacefield                              175,000                    0.3%
1706 Wild Horse Road
Decatur, TX 76234

Merve Croston                             2,099,500                    4.2%
2424 Winton Terrace West
Fort Worth, Texas 76109

Malik Firoze      (5)                     1,655,000                    3.3%
310 Townhouse Lane
Richardson, TX 75244

Randie Wolzen                             3,013,640                    6.1%
813 Overhill Court
Hurst, TX 76053

Steven Nightingale(6)                     3,618,000                    7.3%
P.O. Box 2071
Reno, Nevada 89505

All executive Officers                   11,866,900                   23.9%
and Directors as Group ( 7 persons)

1. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 49,729,209 shares of common stock outstanding, before any consideration is given to outstanding convertible preferred stock, options or warrants. Certain of the Company's directors disclaim beneficial ownership of some of the shares included in the table.

2.   Includes  shares of common stock  issuable upon the conversion of shares of
     preferred  stock  to  the  extent  such  preferred   shares  are  presently
     convertible.

3. Includes 1,835,000 shares with respect to which Mr. Wulf has the right to acquire by virtue of the conversion of 367,000 shares of preferred stock owned by him. Also included, though Mr. Wulf disclaims any beneficial interest, is 30,000 shares of common stock owned by Mr. Wulf's wife. Also included are warrants attached to 1,687,000 preferred shares owned by Mr. Wulf.

4. Includes (i) 710,000 shares of common stock with respect to which Mr. Franklin has the right to acquire by virtue of the conversion of preferred stock, (ii) 874,500 shares of common stock owned by Mr. Franklin's wife and
     (iii) 467,000 shares by virtue of the exercise of warrants attached to preferred stock owned by Mr. Franklin.

5. Includes 495,000 shares owned by Mr. Firoze's family and 400,000 shares appicable to warrants on preferred stock owned by him.

6. Includes 165,000 shares of common stock with respect to which Mr. Nightingale has the right to acquire by virtue of the conversion of 33,000 outstanding shares of preferred stock.



                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

     George R. Wulf, Chairman of Wulf, was reimbursed for travel and other Philippines project expenses in 2001 amounting to $26,700. He also was issued 1,320,000 preferred shares for continuing his commitment to serve the Company through the end of 2002.

     In 2001, Wulf paid to Integra Mining, a company in which Pengiran Hashim Jaya is a Director & Officer, $17,150 for consulting services and reimbursement of expenses in connection with the Philippines project. Mr. Jaya was also issued 528,400 shares of preferred stock for his commitment to serve the Company through the end of 2002. Mr. Jaya is a Director of Wulf and served as an executive officer during 2001.


     International Architects, Engineers and Project Managers, Inc. (AEPM), a company in which Mr. Franklin, a Director of Wulf, is a major shareholder, director and officer, was paid $10,429 in 2001 for consulting services and expense reimbursement. Merve Croston, Director of Wulf, is also a shareholder in AEPM.

     Mr. Franklin, a Director of Wulf (and CEO during 2001), together with affiliated entities during the September '00 to January 2001 time period purchased 3,400,000 shares of restricted common stock at $.05 per share for a total of $170,000 cash proceeds to Wulf. These funds were used for a feasibility study for the low cost housing project required by the Philippines Government and for operating expenses.


     Joseph A. Denahan, Director and vice president and chief financial officer of the Company (resigned as a Director and Officer on January 15, 2002) received 575,000 shares of restricted common stock during the year for services rendered on behalf of the Company.

     Omar Amin, Sr. , Director of Wulf, received 75,000 shares of common stock during 2001 for services rendered.

     Gary Lacefield received 100,000 shares of common stock in 2001 for service as a director.

     WOC Stock Transfer Co., the Company's stock transfer agent, is owned by Mr. Wulf's daughter and was issued 300,000 shares of restricted common stock for services performed.

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

     2.   Exhibits.

  Exhibit
  Number        Description
  -------       -----------
    2.1         Agreement dated as of April 30, 1999 between Wulf  International
                Ltd. and SFM Mortgage Company. (1)
    3.1         Articles  of  Incorporation  of  Wulf  International   Ltd.,  as
                amended. (1)
    3.2         By-laws of Wulf International, Ltd. (1)
    4.1         Form of Warrant Agreement. (1)
    10.1        Letter  Agreement  dated  December 8, 1997 between AEPM and Wulf
                International Ltd., as amended. (1)
    10.2        Letter    Agreement    dated    December    8,   1997    between
                FSB/Parker-Croston and Wulf International Ltd. (1)
    10.3        Joint Venture Agreement dated as of April 1, 1998 by and between
                Amin And Sons Corporation and Wulf International Ltd. (1)
    10.4        Joint Venture Agreement dated as of June 24, 1998 by and between
                Southern  Philippines  Development  Authority  and Warisan Group
                Joint Venture. (1)
    10.5        Agreement   dated   January   1,  1994  by  and   between   Wulf
                International Ltd. and WOC Stock Transfer Company. (1)
    10.6        Stock  Agreements  dated  February  1998 between the Company and
                George Wulf. (1)
    10.7        Letter agreements between Joseph Denahan and the Company. (1)
    99.1        Euro Property Agreements (2)
    99.2        Letter from Philippines Government (2)

      ------------------------
      (1)       Filed with Report 10-KSB dated December 15, 1999.
      (2)       Filed with Report 10-QSB dated December 23, 1999.

     3.   Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this SEC Form 10-KSB for the year 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WULF INTERNATIONAL LTD.



                                  By: /s/ George R. Wulf
                                     -------------------
                                     George R. Wulf
                                     Chairman and Chief Executive Officer,
                                     Chief Financial Officer

                                  By: /s/ Malik Firoze
                                     -------------------
                                     Malik Firoze, President and Chief
                                     Operating Officer, Secretary

     Dated: April 30, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons of the registrant and in the capacities indicated on April 30, 2002.


         Name                                     Title
         ----                                     -----

/s/   George Wulf               Chairman of the Board of Directors and
--------------------------      Chief Executive Officer, Chief Financial Officer
George Wulf


 /s/  Pg. Hashim Jaya           Director
 --------------------------
Pg. Hashim Jaya

/s/   Larry Franklin            Director
--------------------------
Larry Franklin

/s/   Omar Amin, Sr             Director
--------------------------
Omar Amin, Sr.


 /s/  Merve Croston             Director, Assistant Secretary
--------------------------
Merve Croston


/s/   Malik Firoze              President and Chief Operating Officer,
--------------------------      Secretary, Director
Malik Firoze

/s/ Gary Lacefield              Director
--------------------------
Gary Lacefield

                            Wulf International, Ltd.

                                 and Subsidiary

                        Consolidated Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2001 and 2000

                                 C O N T E N T S



AUDITORS' OPINION............................................................F-1

CONSOLIDATED BALANCE SHEETS........................................... F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..............F-5 - F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................F-9 - F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-11 - F-18

                          Independent Auditors' Report


Board of Directors and Stockholders
Wulf International, Ltd.
    and subsidiary
Frisco, Texas


We have audited the accompanying consolidated balance sheets of Wulf International, Ltd. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wulf International, Ltd. and its subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued operating losses and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 /s/ Turner, Stone & Company, LLP
---------------------------------
Certified Public Accountants
Dallas, Texas
April 30, 2002

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000




                                     Assets
                                     ------


                                                              2001       2000
                                                             --------   --------

Current assets:

   Cash                                                      $     17   $ 39,954
   Accounts receivable, trade                                    --       42,785
   Advances to employees                                         --       10,144
   Deferred compensation                                      246,136       --
                                                             --------   --------

            Total current assets                              246,153     92,883
                                                             --------   --------

Property and equipment, net of $24,795
   of accumulated deprecation                                    --       77,099
                                                             --------   --------

Other assets:

   Deposits                                                      --        3,626
   Goodwill, net of $73,953
       of accumulated amortization                               --      369,763
   Investments in SFM                                           9,185       --
   Mineral exploration data, net of
       $200,000 and $100,000 of
       accumulated amortization,
       respectively                                           100,000    200,000
   Investment in Warisan Group JV                                --         --
   Deferred income tax benefits                                  --      236,675
                                                             --------   --------

                                                              109,185    810,064
                                                             --------   --------

                                                             $355,338   $980,046
                                                             ========   ========


    The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000




                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------



                                                                2001           2000
                                                            -----------    -----------
Current liabilities:

   Accounts payable, trade                                  $     9,000    $   199,476
   Accrued expenses                                             157,396        124,460
   Advances from stockholders                                    23,050         31,212
   Notes payable, directors                                     360,401         54,211
   Current portion of long-term note payable                       --            7,301
                                                            -----------    -----------

            Total current liabilities                           549,847        416,660
                                                            -----------    -----------

Long-term note payable, net of current portion                     --           15,789
                                                            -----------    -----------

Stockholders' equity (deficit):

   Convertible preferred stock, $1.00 par value,
       10,000,000 shares authorized, 4,178,200
       and 2,319,800 issued and outstanding, respectively     4,178,200      2,319,800
   Common stock, $ .01 par value,
       50,000,000 shares authorized,
       49,729,209 and 42,707,581
       issued and outstanding, respectively                     497,292        427,076
   Paid in capital in excess of par value                     3,161,117      4,222,051
   Prepaid consulting and deferred compensation                (370,880)      (355,000)
   Accumulated deficit                                       (7,360,238)    (5,766,330)
   Treasury stock, 300,000 preferred shares,
       at cost                                                 (300,000)      (300,000)
                                                            -----------    -----------

                                                               (194,509)       547,597
                                                            -----------    -----------

                                                            $   355,338    $   980,046
                                                            ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                         2001           2000
                                                     -----------    -----------

Revenues                                             $      --      $      --

Consulting and compensation services                     533,042        445,432
General and administrative                                76,839        213,535
Amortization                                             129,581        144,372
                                                     -----------    -----------

Loss from operations                                    (739,462)      (803,339)
                                                     -----------    -----------

Equity in losses of unconsolidated
    joint venture                                       (442,140)      (647,481)

Equity in losses of SFM equity method investee           (27,423)          --

Interest expense                                           4,896           --
                                                     -----------    -----------

Loss before income taxes                              (1,213,921)    (1,450,820)

Provision for income taxes                                  --             --
                                                     -----------    -----------

Loss from continuing operations                       (1,213,921)    (1,450,820)

Discontinued operations:
     Income (loss) from discontinued (sold) SFM
         operations, net of applicable income
         taxes of $0                                       4,937       (213,628)
     Loss on disposal of 55% interest in SFM,
         including goodwill impairment of
         $340,182, net of applicable income
         taxes of $0                                    (384,924)          --
                                                     -----------    -----------

Net loss                                             $(1,593,908)   $(1,664,448)
                                                     ===========    ===========

Net loss per share:
         Basic:
             Loss from continuing operations                (.02)          (.04)
             Income (loss) from discontinued
                operations, including loss on
                disposal                                    (.01)          (.01)
             Net loss                                       (.03)          (.05)

         Diluted:
             Loss from continuing operations                (.02)          (.04)
             Income (loss) from discontinued
                operations, including loss on
                disposal                                    (.01)          (.01)
             Net loss                                       (.03)          (.05)


    The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                      Preferred Stock                Common Stock           A'ddl Paid
                                   Shares         Amount         Shares         Amount      In Capital
                                -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999      1,402,800    $ 1,402,800     28,679,111    $   286,791    $ 3,189,575

Issuance of common stock
    for cash                                                    4,015,800         40,158        238,080

Issuance of common stock
    for services                                                6,712,170         67,122        195,258

Issuance of preferred stock
    for services                  1,063,000      1,063,000                                      (20,157)

Exercise of warrants                                               78,000            780          7,020

Conversion of preferred stock      (644,500)      (644,500)     3,222,500         32,225        612,275

Issuance of preferred stock
    to repay stockholder
    advances                        148,500        148,500

Issuance of preferred stock
    to SFM                          250,000        250,000

Issuance of preferred stock
    for purchase of GMM             100,000        100,000

Net loss
                                -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2000      2,319,800      2,319,800     42,707,581        427,076      4,222,051



    The accompanying notes are an integral part of the financial statements.



                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000






                                 Prepaid       Accumulated     Treasury
                                Consulting       Deficit         Stock          Total
                                -----------    -----------    -----------    -----------
Balance at December 31, 1999    $      --      $(4,101,882)   $   (50,000)   $   727,284

Issuance of common stock
    for cash                                                                     278,238

Issuance of common stock
    for services                                                                 262,380

Issuance of preferred stock
    for services                   (355,000)                                     687,843

Exercise of warrants                                                               7,800

Conversion of preferred stock                                                       --

Issuance of preferred stock
    to repay stockholder
    advances                                                                     148,500

Issuance of preferred stock
    to SFM                                                       (250,000)          --

Issuance of preferred stock
    for purchase of GMM                                                          100,000

Net loss                                        (1,664,448)                   (1,664,448)
                                -----------    -----------    -----------    -----------

Balance at December 31, 2000       (355,000)    (5,766,330)      (300,000)       547,597



    The accompanying notes are an integral part of the financial statements.




                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                      Preferred Stock                Common Stock           A'ddl Paid
                                   Shares         Amount         Shares         Amount      In Capital
                                -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000      2,319,800    $ 2,319,800     42,707,581    $   427,076    $ 4,222,051

Issuance of common stock
    for cash                                                    2,604,000         26,040         94,160

Issuance of common stock
    for services                                                4,007,628         40,076        160,306

Issuance of preferred stock
    for services                  1,933,400      1,933,400                                   (1,389,800)

Exercise of warrants                                               35,000            350          3,150

Conversion of preferred stock       (75,000)       (75,000)       375,000          3,750         71,250

Expired prepaid consulting

Net loss
                                -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2001      4,178,200    $ 4,178,200     49,729,209    $   497,292    $ 3,161,117
                                ===========    ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.




                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                 Prepaid       Accumulated     Treasury
                                Consulting       Deficit         Stock          Total
                                -----------    -----------    -----------    -----------
Balance at December 31, 2000    $  (355,000)   $(5,766,330)   $  (300,000)   $   547,597

Issuance of common stock
    for cash                                                                     120,200

Issuance of common stock
    for services                                                                 200,382

Issuance of preferred stock
    for services                   (370,880)                                     172,720

Exercise of warrants                                                               3,500

Conversion of preferred stock                                                       --

Expired prepaid consulting          355,000                                      355,000

Net loss                                        (1,593,908)                   (1,593,908)
                                -----------    -----------    -----------    -----------

Balance at December 31, 2001    $  (370,880)   $(7,360,238)   $  (300,000)   $  (194,509)
                                ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                          2001           2000
                                                      -----------    -----------

Cash flows from operating activities:

         Cash from customers                         $ 1,226,477    $ 2,961,123
         Cash paid to employees                         (258,264)    (1,430,190)
     Cash paid to suppliers                           (1,143,116)    (1,961,493)
         Interest paid                                    (5,741)       (12,257)
                                                     -----------    -----------

         Net cash used in operating activities          (180,644)      (442,817)
                                                     -----------    -----------

Cash flows from investing activities:

         Advances to employees                              --           (4,141)
         Purchase of property and equipment               (2,466)        (6,220)
                                                     -----------    -----------

         Net cash used in investing activities            (2,466)       (10,361)
                                                     -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock          123,700        286,038
         Repayments of notes payable                     (14,463)       (32,878)
         Advances from stockholder                        33,936        179,712
                                                     -----------    -----------

         Net cash provided by financing activities       143,173        432,872
                                                     -----------    -----------

Net decrease in cash                                     (39,937)       (20,306)

Cash at beginning of period                               39,954         60,260
                                                     -----------    -----------

Cash at end of period                                $        17    $    39,954
                                                     ===========    ===========



    The accompanying notes are an integral part of the financial statements.


                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                     2001           2000
                                                                 -----------    -----------
Net loss                                                         $(1,593,908)   $(1,664,448)
                                                                 -----------    -----------

Adjustment to reconcile net loss to net
   cash used in operating activities:

      Depreciation and amortization                                  151,281        179,363
      Common stock issued for services                               200,382        262,380
      Notes payable issued for services                              114,265           --
      Goodwill impairment and SFM disposal loss                      384,924           --
      Equity in losses of SFM investee                                27,423           --
      Preferred stock issued for services                            172,720      1,042,843
      (Increase) decrease in accounts receivable, trade                 --           55,583
      (Increase) decrease in deposits                                   --            3,150
      (Increase) decrease in prepaid consulting                      355,000       (355,000)
      (Increase) decrease in accrued FIT benefit                        --          (63,700)
      Increase (decrease) in accounts payable, trade                 (41,981)        57,037
      Increase (decrease) in accrued expenses                         49,250         39,975
                                                                 -----------    -----------

   Total adjustments                                               1,413,264      1,221,631
                                                                 -----------    -----------

Net cash used in operating activities                            $  (180,644)   $  (442,817)
                                                                 ===========    ===========


                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------

Issuance of preferred stock for purchase of
     GMM and PRM (Note 2)                                        $      --      $   100,000

Issuance of preferred stock to repay advances
     from stockholder                                            $      --      $   148,500




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

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and through September 5, 2001 (Note 2), the majority of its net assets and its revenues and expenses were from this operating segment (Note 10).

Business combinations
---------------------

On April 30, 1999, the Company acquired 100% of the outstanding common stock of Specialized Financial Services, Inc. (SMF), a Texas corporation engaged in mortgage banking activities, in exchange for 7,500,000 shares of common stock valued at $0.104 a share. The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of the net assets acquired with the $443,716 excess of WIL's cost over the fair value of acquired net assets allocated to goodwill.

As part of the agreement, SFM purchased 50,000 shares of WIL's preferred stock at $1.00 per share and received an option to purchase 200,000 shares of the Company's preferred stock at $0.10 per share. This option must be exercised prior to a proposed secondary public offering of the Company's preferred stock.

On December 5, 2000, WIL issued an additional 250,000 preferred stock shares to SFM as additional paid in capital. This issuance was not related to the above option, which has been canceled in connection with the Company's disposition of 55% of its common stock equity interest in SFM (Note 2).

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary Specialized Financial Services, Inc. (SFM). All inter-company transactions, accounts and balances have been eliminated in the consolidation. SFM has a year end of December 31.

Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered continued operating losses, it has a net working capital deficit of approximately $304,000 and it has no cash. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its low cost housing projects in the Philippines and other developing countries. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years. For the years ended December 31, 2001 and 2000, depreciation expense totaled $21,700 and $34,991, respectively.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Goodwill
--------

Goodwill relating to the Company's purchase of SFM is being amortized using the straight-line method over ten years. For the years ended December 31, 2001 and 2000, amortization expense totaled $29,581 and $44,372, respectively.

Philippines mineral exploration data
------------------------------------

Philippines mineral exploration data, acquired by the Company (Note 2), is being amortized using the straight-line method over three years. For each of the years ended December 31, 2001 and 2000, amortization expense totaled $100,000.

Advertising costs
-----------------

The Company's advertising and marketing costs, all of which relate to its SFM discontinued operations (Note 2) and which consist primarily of internet advertising and related expenditures and brochures, signs and various joint marketing programs, are charged to expense when incurred. For the years ended December 31, 2001 and 2000, advertising and marketing costs totaled $12,974 and $24,969, respectively.

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

Impairment of long-lived assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell. During the year ended December 31, 2001, the Company identified an impairment of goodwill related to its acquisition of SFM (Note 2).

Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends (Note 3) by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 3). Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares and the assumed exercise of warrants (Note 3).

For the years ended December 31, 2001 and 2000, basic losses per share amounts are based on 46,482,467 and 33,876,365 weighted average shares of common stock outstanding, respectively. No effect has been given to the assumed conversion of convertible preferred stock and the assumed exercise of warrants (Note 3) as the effect would be antidilutive.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Although the Company has a 49% net interest in the housing project being conducted through these two joint ventures, the ultimate control of this project does not rest with the Company but with the SPDA. Accordingly, the Company accounts for its investment in WRG using the equity method of accounting. For the years ended December 31, 2001 and 2000, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried in the accompanying consolidated financial statements and the Company's underlying equity in the joint venture's net assets.

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

Prior to June 2000, the Company accounted for its investments in GMM and PRM using the cost method of accounting until the conditional exercise referred to above was completed, at which time it planned to consolidate these corporations into its financial statements. However, after the agreement was amendment and the mineral exploration and geological data was acquired, a consolidated of these corporations was no longer necessary. Instead, the assets are reported directly on WIL's general accounts and separately reflected in these consolidated financial statements.

Specialized Financial Services, Inc. (SFM)
------------------------------------------

On September 5, 2001, the Company sold 55% of its common stock equity interest in its wholly owned subsidiary (Note 1) and incurred a loss on the disposition of $44,743. In addition, the Company recognized an impairment loss of $340,182 for the entire balance of unamortized goodwill relating to the Company's original purchase of SFM. Although the Company still owns 45% of SFM's outstanding common stock, the Company no longer has any management, director or other influence with respect to SFM. Accordingly, the Company has accounted for this disposition as a discontinued operation and reported the disposition and SFM operations pursuant to APB Opinion No. 30, Reporting the Results of Operations.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is accounting for its remaining 45% interest in SFM using the equity method of accounting because the Company no longer has the ability to exercise influence over SFM. Under the equity method of accounting, the carrying value of the Company's investment in SFM is increased or decreased (but not below zero) for the Company's share of earnings or losses from SFM. There is no material difference between the carrying value of this investment and the Company's equity in the underlying net assets.

3. CONVERTIBLE PREFERRED STOCK

The Company's preferred stock shares are convertible into the Company's common stock shares at any time after one year from the date of issuance at the rate of five common stock shares for each share of preferred stock. The preferred shares do not pay a dividend, are non voting and have a preference in liquidation of up to $1.00 per share. In addition, each preferred share grants the holder to one warrant to purchases for $.10 per share one common stock share for each preferred stock share held. The warrants expire one year from the date of issuance. For the years ended December 31, 2001 and 2000, activity in these warrants were as follows:

                                                         2001           2000
                                                     -----------    -----------

     Warrants outstanding, beginning of year         $ 1,481,100    $   262,300

     Warrants issued through issuance of
          preferred stock                              1,933,400      1,561,500

     Warrants exercised to purchase
          common stock                                   (35,000)       (78,000)

     Warrants expired                                 (1,446,100)      (264,700)
                                                     -----------    -----------

     Warrants outstanding, end of year               $ 1,933,400    $ 1,481,100
                                                     ===========    ===========

4. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company maintains its offices in leased facilities located in Frisco, Texas (and prior to December 31, 2001 in Fort Worth, Texas). The current operating lease agreement is on a month-to-month basis and provides for a monthly rental of $1,000. For the years ended December 31, 2001 and 2000, rent expense totaled $78,227 and $67,512, respectively.

The Company is not obligated under any other noncancelable lease agreements.

Litigation
----------

On October 25, 2000, SFM was named defendant in a lawsuit filed by a mortgage funding company who SFM had sold a residential mortgage to in April 1997. The plaintiff alleges breach of contract in regards to the work of an independent appraiser and damages in the amount of $151,138 plus legal costs, fees and interest. The Company believes the suit is without merit and intends to vigorously contest the allegations. A trial date has tentatively been set for May 6, 2002. No reserve for this contingency has been accrued in the accompanying consolidated financial statements.

The Company is not aware of any other material legal proceedings now pending, threatened or contemplated in any court or agency to which the Company or its officers or directors may be a party.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contingent liabilities
----------------------

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying consolidated financial statements. At December 31, 2001 and 2000, the amount of this contingent liability totaled $113,050 and $274,290, respectively.

5. EMPLOYEE BENEFIT PLAN

The Company's SFM subsidiary has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service. For the years ended December 31, 2001 and 2000, employer matching and discretionary contributions to the plan totaled $0 and $23,082 respectively.

6. NOTES PAYABLE

Through September 5, 2001, in connection with its SFM operations, the Company's notes payable consist of two business lines of credit due in July 2001, which bear interest at prime plus 1.0% and 9.25% fixed, respectively, are secured by all Company assets and contain no significant restrictions or covenants. In addition, the Company has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. These notes payable were assumed in connection with the Company's disposition of a 55% common stock equity interest in SFM (Note 2).

On October 1, 2001, the Company issued a note payable in the amount of $32,220 to WOC Stock Transfer Company, Inc. (Note 8) in exchange for stock transfer agent services. The note bears interest at 15%, is unsecured and matures June 30, 2002. This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.

On November 20, 2001, the Company issued a note payable in the amount of $328,181 to George Wulf, an officer, director and controlling stockholder (Note
8), in exchange for consulting services to be provided over a twelve month period ending September 30, 2002. The note bears interest at 10%, is unsecured and matures on November 20, 2002. This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.

7. INCOME TAXES

The Company uses the accrual method and SFM uses the cash basis method of accounting for tax reporting purposes. At December 31, 2001 and 2000, the Company had net operating loss carry forwards for tax reporting purposes of approximately $4,400,000 and $2,800,000, respectively, and which expire through the year 2021.

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

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of income tax benefits at the statutory federal rate of 34% to income tax benefits at the Company's effective tax rate for the years ended December 31, 2001 and 2000 is as follows.

                                                         2001           2000
                                                     -----------    -----------

     Tax benefits computed at statutory rate         $   541,929    $   587,570
     Increase in valuation allowance                    (539,405)      (517,228)
     Permanent and other differences                      (2,524)        (6,642)
                                                     -----------    -----------
                                                     $      --      $    63,700
                                                     ===========    ===========

Significant components of the Company's deferred tax assets and liabilities are summarized below.


                                                         2001           2000
                                                     -----------    -----------
     Deferred tax assets:
        Net operating loss carry forward             $ 1,310,176    $   954,074
        Cash basis of accounting differences                --           53,372
     Less valuation allowance                         (1,310,176)      (770,771)
                                                     -----------    -----------
                                                            --          236,675
     Deferred tax liabilities:
        Cash basis of accounting differences                --             --
                                                     -----------    -----------
     Net deferred tax assets                         $      --      $   236,675
                                                     ===========    ===========

For the years ended December 31, 2001 and 2000 income tax benefit is comprised of the following components

     Current tax benefit                             $      --      $      --
     Deferred tax benefit                                   --           63,700
                                                     -----------    -----------
                                                     $      --      $    63,700
                                                     ===========    ===========

8. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, the Company made cash payments or accrued expenses to the following related parties totaling for services rendered.

                                                         2001           2000
                                                     -----------    -----------

     Evergreen Petroleum Corporation                 $      --      $     1,000
     Integra International                                  --            7,500
     Integra Mining                                       17,150         31,000
     WOC Stock Transfer Company, Inc.                       --           37,220
     Jennifer Wulf                                          --           22,000
     George Wulf                                          26,700           --
     Other officers and directors                         73,000          2,000
                                                     -----------    -----------
                                                     $   116,850    $   100,720
                                                     ===========    ===========

Also, during the years ended December 31, 2001 and 2000, the Company issued common and preferred stock shares to the following related parties for services rendered.

                                                          2001          2000
                                                      -----------   -----------

     WOC Stock Transfer Company, Inc.                 $    15,000   $      --
     George Wulf                                          463,600          --
     Other officers and directors                         233,371       575,400
                                                      -----------   -----------
                                                      $   711,971   $   575,400
                                                      ===========   ===========

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Evergreen Petroleum Corporation is privately owned by Jennifer Wulf. George Wulf is also the Chairman and CEO of Integra International and Integra Mining. Jennifer Wulf owns WOC Stock Transfer Company, Inc., the stock transfer agent for the Company, and is the daughter of George Wulf. Penigiran Hashim Jaya is a director of the Company.

Stockholders
------------

During the years ended December 31, 2001 and 2000, the Company received various advances from stockholders totaling $33,936 and $179,712, respectively. The advances are non-interest bearing, unsecured and due on demand as funds are available. On September 5, 2001, $42,098 of these advances was assumed in connection with the Company's disposition of a partial interest in SFM (Note 2). On December 5, 2000, $148,500 of these advances was repaid through the issuance of 148,500 preferred stock shares.

During the year ended December 31, 2001, the Company issued notes payable to George Wulf and to WOC Stock Transfer Company, Inc. in exchange for services (Note 6).

International Architects - Engineers and Project Managers, Inc. (AEPM)

On September 1, 2000, the Company issued 710,000 preferred stock shares to AEPM for construction management consulting services related to the Company's Philippine housing project. The CEO, director and stockholder of the Company is also an officer, director and major stockholder of AEPM. The consulting services were valued at $1.00 per share and are to be provided through July 2001. At December 2000, $355,000 of services under the contract have not been performed and are reflected in the accompanying consolidated financial statements as prepaid consulting services and reported as a reduction in stockholders' equity. Also, during the years ended December 31, 2001 and 2000, the Company paid AEPM $10,429 and $15,071, respectively, for various fee and expense reimbursements.

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

Accounts receivable
-------------------

The Company's accounts receivable related to its SFM discontinued operations are unsecured and represent fees of closed mortgage loans from customers in the Dallas/Ft. Worth metropolitan area not collected at years end. Management believes it is not exposed to any significant credit risks affecting accounts receivable and that these amounts are fairly stated at estimated net realizable amounts.

Notes payable
-------------

Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

10. SEGMENT INFORMATION

The Company conducts its operations through two reporting segments, each of which is conducted through separate corporations. Those reportable segments are its Philippine housing project and its mortgage lending activity, which was disposed of on September 5, 2001 (Note 2).


                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table reflects certain information about the Company's reportable operating segments for the years ended December 31, 2001 and 2000. There are no inter-company revenue or expense transactions.

                                      2001
                                      ----

                                             Philippine Housing     Mortgage Lending           Total
                                             ------------------    ------------------    ------------------
     Revenue from external customers         $             --      $        1,226,477    $        1,226,477
     Operating income (loss)                         (1,181,602)                4,937            (1,176,665)
     Interest expense                                     4,896                 5,742                10,638
     Depreciation and amortization                      100,000                51,281               151,281
     Income tax benefit                                    --                    --                    --
     Consulting services, non cash                      717,603                  --                 717,603
     Expenditures to acquire long-lived
        assets                                             --                   2,466                 2,466
     Total long-lived assets net of
        depreciation                                    100,000                  --                 100,000
     Equity in net loss of investees                     27,423                  --                  27,423
     Total assets                                       355,338                  --                 355,338


                                      2000
                                      ----

                                             Philippine Housing     Mortgage Lending           Total
                                             ------------------    ------------------    ------------------

     Revenue from external customers         $              152    $        2,905,388    $        2,905,540
     Operating loss                                    (793,324)             (277,328)           (1,070,652)
     Interest expense                                      --                  10,015                10,015
     Depreciation and amortization                      100,000                79,363               179,363
     Income tax benefit                                    --                  63,700                63,700
     Consulting services, non cash                    1,305,223                  --               1,305,223
     Expenditures to acquire long-lived
        assets                                             --                   6,220                 6,220
     Total long-lived assets net of
        depreciation                                       --                  77,099                77,099
     Equity in net loss of investees                    647,481                  --                 647,481
     Total assets                                       204,340               775,706               980,046




                                      F-1 8