Form 10QSB
period 2002-03-31
WULF INTERNATIONAL LTD
filed 2002-05-14
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002



                          Commission file number 0-8638

             WULF INTERNATIONAL LTD. (formerly Wulf Oil Corporation) (Exact name of registrant as specified in its charter)

         COLORADO                                                 83-0218086
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

        2591 Dallas Parkway, Suite 300
        Frisco, TX                                          75034
        ----------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)

                                  972-292-3255
                                  ------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                           $.01 par value common stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Common Stock        49,979,209

                                Table of Contents
                                -----------------


Part I - Financial Information                                             Page
                                                                           ----
Item 1  Wulf International Ltd.
     Financial Statements (UNAUDITED)
     Balance Sheets as of  March 31, 2002 and 2001                          3-4

      Statements of Operations for the Three Months ended
                           March 31, 2002 and 2001                           5

      Statements of Cash Flows for the Three Months ended
                           March 31, 2002 and 2001                          6-7

      Notes to Financial Statements                                         8-12

Item 2   Management's Discussion and Analysis or Plan of Operation

Part II- Other Information

Item 1   Legal Proceedings                                                   13
Item 2.  Changes in Securities and Use of Proceeds                           13
Item 3.  Defaults upon Senior Securities                                     14
Item 4.  Submission of Matters to a Vote of Security Holders                 14
Item 5.  Other Information                                                   14
Item 6.  Exhibits and Reports on Form 8-K                                    14
            (a) Exhibits:               (None)

            (b) Reports on form 8-K     (None)

Signature Page                                                               17

                                     PART I

Item 1. Financial Statements

                             WULF INTERNATIONAL LTD.
                                 BALANCE SHEETS
                             March 31, 2002 AND 2001
                                   (Unaudited)


                                     Assets
                                     ------

                                                             2002        2001
                                                           --------     -------

         Cash                                              $     31     $ 16,062
         Accounts receivable, trade                            --         42,785
Advances to employees                                          --         10,144
            Deferred compensation                           156,136         --
                                                           --------     --------
                  Total current assets                      156,167       68,991
                                                           ========     ========
Property and equipment, net of $65,986
         of accumulated depreciation                                      70,899
                                                           --------     --------

Other assets:

         Investment in SFM                                    6,038         --
         Deposits                                              --          3,626
         Goodwill, net of $85,046 of accumulated
         amortization                                          --        358,670

         Mineral exploration data, net of                    75,000      175,000
             accumulated amortization of $225,000
                  and $125,000
         Deferred income tax benefits                          --        236,675
                                                           --------     --------


                                                             81,038      773,971
                                                           --------     --------

                                                           $237,205     $913,861
                                                           ========     ========






                      Liabilities and Stockholders' Equity
                      ------------------------------------


                                                                    2002           2001
                                                               -----------    -----------

Current liabilities:

         Accounts payable, trade                               $     9,000    $   150,157
         Notes payable, directors & others                         360,401
         Accrued payroll and other expenses                        114,746        192,780
         Bank loans                                                   --           52,389
         Advances from shareholders                                 24,650         51,422
         Current portion of long term debt                           5,060
         Other current liabilities                                    --           19,829
                                                               -----------    -----------

                  Total current liabilities                        508,797        471,637
                                                               -----------    -----------

Long-term note payable, net of current portion                        --           15,789
                                                               -----------    -----------

Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 6,083,200 and 2,294,800
             issued and outstanding, respectively                6,083,200      2,294,800
         Common stock, $ .01 par value,
             50,000,000 shares authorized, 49,979,209 and
             45,543,759 issued and outstanding, respectively       499,792        455,437
         Paid in capital in excess of par value                  1,678,579      4,339,956
         Accumulated deficit                                    (7,804,972)    (6,186,258)
         Prepaid consulting and deferred compensation             (428,191)      (177,500)
         Treasury stock at cost, 300,000 and 300,000              (300,000)      (300,000)
                                                               -----------    -----------
            preferred shares respectively
                                                                              -----------
                                                                  (271,592)       426,435
                                                               -----------    -----------

                                                               $   237,205    $   913,861
                                                               ===========    ===========

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                     2002         2001
                                                  ---------    ---------

Revenues                                          $    --      $    --

Consulting and compensation services                407,980      334,500
General and administrative                            8,607       13,615
Amortization                                         25,000       25,000
                                                  ---------    ---------

Loss from operations                               (441,587)    (373,115)
                                                  ---------    ---------

Equity in losses of SFM equity method investee       (3,147)        --

Interest expense                                       --           --
                                                  ---------    ---------

Loss before income taxes                           (444,734)    (373,115)

Provision for income taxes                             --           --
                                                  ---------    ---------

Loss from continuing operations                    (444,734)    (373,115)

Discontinued operations:
     Income (loss) from discontinued (sold) SFM
         operations, net of applicable income
         taxes of $0                                   --        (46,813)


Net loss                                          $(444,734)   $(419,928)
                                                  =========    =========

Net loss per share:
         Basic:
             Loss from continuing operations           (.01)       (.009)
             Income (loss) from discontinued
                operations                              --         (.001)
             Net loss                                  (.01)       (.010)
         Diluted:
             Loss from continuing operations           (.01)       (.009)
             Income (loss) from discontinued
                operations                              --         (.001)
             Net loss                                  (.01)       (.010)

    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED March 31, 2002 AND 2001
                                   (Unaudited)



                                                        2001         2002
                                                     ---------    ---------
Cash flows from operating activities:

         Cash from customers                         $    --      $ 454,205
         Cash paid to employees                           --       (262,519)
            Cash paid to suppliers                     (16,586)    (264,906)
         Interest paid                                    --         (1,019)
                                                     ---------    ---------

         Net cash used in operating activities         (16,586)     (74,239)
                                                     ---------    ---------

Cash flows from investing activities:


         Purchase of property and equipment               --           --
                                                     ---------    ---------

         Net cash used in investing activities            --           --
                                                     ---------    ---------

Cash flows from financing activities:

         Issuance of common and preferred stock         15,000       34,200
         Advances from shareholders                      1,600       20,210
         Repayments of notes payable                      --         (4,063)
                                                     ---------    ---------

         Net cash provided by financing activities      16,600       50,347
                                                     ---------    ---------

Net increase (decrease) in cash                             14      (23,892)

Cash at beginning of period                                 17       39,954
                                                     ---------    ---------

Cash at end of period                                $      31    $  16,062
                                                     =========    =========






    The accompanying notes are an integral part of the financial statements.




                             WULF INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED March 31, 2002 AND 2001


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                2002         2001
                                                             ---------    ---------


Net loss                                                     $(444,734)   $(419,928)
                                                             ---------    ---------

Adjustment to reconcile net loss to net
     cash used in operating activities

         Depreciation and amortization                          25,000       42,293
         Common stock issued for services                         --         85,000
         Preferred stock issued for services                   445,798      177,500
         (Increase) decrease in accounts receivable, trade        --         13,031


         Increase (decrease) in accounts payable, trade           --        (49,319)
         Increase (decrease) in accrued expenses               (42,650)      68,320
         Increase (decrease) in other current liabilities            0        8,864
                                                             ---------    ---------

     Total adjustments                                         428,148      345,689
                                                             ---------    ---------
Net cash used in operating activities                        $ (16,586)   $ (74,239)
                                                             =========    =========



                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------

         Prepaid consulting and deferred compensation-issued
             260,500 shares of preferred stock               $  57,311






    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation
-----------------------------------------------------

The accompanying unaudited condensed financial statements of Wulf International Ltd have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on form 10-KSB for the year ended December 31, 2001. These statements include the general accounts of the Company and its investment in SFM Mortgage, which is accounted for on the equity method. SFM Mortgage is, as of September 5, 2001, 45% owned by Wulf, which has no influence over management after that date. Operating results of SFM are shown as discontinued operations for the relevant periods.

Organization and business
-------------------------

Wulf International Ltd. (Wulf or the Company) was incorporated in the state of Colorado in 1973. The Company originally operated as an oil and gas exploration entity until 1992. In 1992, the Company became inactive and ceased reporting with the SEC but retained its status as a registered company. During 1997 and 1998 the Company negotiated a joint venture agreement with a native Philippines company and an agency of the Government of the Philippines, the Southern Philippines Development Authority (SPDA) (Note 2), to construct one million low cost housing units in the southern portion of the country. The Company is currently seeking funding and Philippines government guarantees for this project, neither of which can be assured. In addition in the first quarter of 2002 Wulf has begun to investigate opportunities in other developing countries for low cost housing.

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and continued so through September 5, 2001, when Wulf sold majority control of SFM.

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary, estimated to require approximately $200,000 of capital. After September 5, 2001 Wulf will not have any influence over the business of SFM, including the fact that Wulf will have no Board of Director or Officer representation. The SFM investment subsequent to September 5, 2001 will be accounted for on the equity method.

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

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary, estimated to require approximately $200,000 of capital. After September 5, 2001 Wulf will not have any influence over the business of SFM, including the fact that Wulf will have no Board of Director or Officer representation. The SFM investment subsequent to September 5, 2001 will be accounted for on the equity method.

Property and equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Goodwill
--------

Goodwill relating to the Company's purchase of SFM was written off at year end 2001.

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

For the quarters ended March 31, 2002 and 2001, basic loss per share amounts are based on 49,854,209 and 44,125,670 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on the same basic weighted number of shares of common stock outstanding, otherwise the result would be anti-diluting.

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


The Company accounts for its investment in WRG using the equity method of accounting. For the quarters ended March 31, 2002 and 2001, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

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

The Company is not obligated under any other non-cancelable lease agreements.


Litigation
----------

Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity, or of which any of their property is at issue. Wulf's 45% owned investment, SFM, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $151,138 plus legal costs and fees and interest against SFM Mortgage. SFM has made no provision for any loss for this legal action and a trial date of summer of 2002 has been tentatively scheduled.


Contingent liabilities
----------------------

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project. These amounts are only due and payable when and if funding for this project is obtained. Accordingly, no liabilities relating to this contingency have been recorded in the accompanying financial statements. At March 31, 2002 the amount of this contingent liability was $113,050.

5.   EMPLOYEE BENEFIT PLAN

SFM Mortgage, a 45% owned investment of Wulf, has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service.

Wulf has no employee benefit plans.

6.   NOTES PAYABLE

Through September 5, 2001, in connection with its SFM operations, the Company's notes payable consist of two business lines of credit due in July 2001, which bear interest at prime plus 1.0% and 9.25% fixed, respectively, and are secured by all SFM assets. In addition, SFM Mortgage has another note payable with principal and interest payable monthly through November 2003. This note bears interest at 8.25% and is secured by the equipment it is financing. These notes payable were assumed by the buyers in connection with Wulf's sale of a 55% common stock equity interest in SFM.

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

Accounts receivable
-------------------

For 2001 data, the Company's accounts receivable are SFM Mortgage fees for closed mortgage loans from customers in the Dallas/Ft. Worth metropolitan area not collected at quarter's end. Management believes it is not exposed to any significant credit risks affecting accounts receivable and that these amounts are fairly stated at estimated net realizable amounts.

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

Item 2. Management's Discussion and Analysis


Philippines National Shelter Low Cost Housing Project
-----------------------------------------------------

     The Company's Philippines Housing Project is described in detail in the Company's form 10KSB for 2001, and is subject to obtaining financing and Philippines government guarantees, neither of which can be assured.



Results of Operations
---------------------

Wulf's total net losses for the quarter were $444,734 compared to a loss of $419,928 in the prior year quarter.

     The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and the expenses associated with a public company and included professional fees, travel, etc.

Liquidity and Capital Resources
-------------------------------

     Wulf continued to fund its business through private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. Wulf expects to continue to fund itself through these means.



                           PART III OTHER INFORMATION

Item 1. Legal Proceedings.

     Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject except the lawsuit against the Company's former SFM subsidiary described in the following sentences. Wulf's 45% owned investment, SFM, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $151,138 plus legal costs and fees and interest against SFM Mortgage. SFM has made no provision for any loss for this legal action and a trial date of summer of 2002 has been tentatively scheduled.




Item 2. Changes in Securities and Use of Proceeds

     Both  common and  preferred  stock have been sold in  private  sales  under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                     Three Months Ended March 31, 2002
                                     ---------------------------------
                                           Shares     Dollars
                                         ---------   ---------
Preferred stock sold cash                   15,000      15,000
Preferred stock issued for services(1)   1,940,000     421,100
Common stock issued for preferred
         converted                         250,000      50,000

(1) Directors of Wulf received 75,000 shares each for their service as directors. W.L. Franklin, a director, received 250,000 shares for other services. Malik Firoze, President and chief operating officer, received 325,000 shares for services. Joseph A. Denahan, a former director, received 110,000 preferred shares for financial consulting services.


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

                         Independent Accountant's Report
                             Turner, Stone & Company



Board of Directors and Stockholders
Wulf International Ltd.
 and subsidiary
Frisco, Texas


We have reviewed the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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



Turner, Stone & Company, L.L.P.
Certified Public Accountants
May 13, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this SEC Form 10-QSB for the first quarter of 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WULF INTERNATIONAL LTD.


Date: May 13, 2002                            /s/ George R. Wulf
                                              ----------------------------------
                                                  George R. Wulf, Chairman, CEO
                                                    and Chief Financial Officer

                                                  (Principal Executive Officer)
                                                  (Principal Financial &
                                                   Accounting Officer)