Form 10QSB
period 2002-06-30
WULF INTERNATIONAL LTD
filed 2002-08-14
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



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

                                  972-292-3255
              (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                      Common Stock    49,815,255

                                Table of Contents


Part I - Financial Information                                          Page No.

Item 1  Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Balance Sheets as of  June 30, 2002 and 2001                           3
     Statements of Operations for the Six Months ended
                           June 30, 2002 and 2001                           5
     Statements of Operations for the Three Months ended
                           June 30, 2002 and 2001                           6
     Statements of Cash Flows for the Six Months ended
                           June 30, 2002 and 2001                           7
     Notes to Financial Statements                                          9

Item 2   Management's Discussion and Analysis or Plan of Operation         14

Part II   Other Information                                                15

Item 1   Legal Proceedings                                                 15
Item 2.  Changes in Securities and Use of Proceeds                         15
Item 3.  Defaults upon Senior Securities                                   16
Item 4.  Submission of Matters to a Vote of Security Holders               16
Item 5.  Other Information                                                 16
Item 6.  Exhibits and Reports on Form 8-K                                  16
            (a) Exhibits:               (None)

            (b) Reports on form 8-K      (None)

Signature Page                                                             18

                                     PART I

Item 1. Financial Statements

                             WULF INTERNATIONAL LTD.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 AND 2001
                             ----------------------
                                   (Unaudited)


                                     Assets
                                                               2002       2001
                                                             --------   --------

Current assets:

   Cash                                                      $  3,308     37,636
   Accounts receivable, trade                                             42,785
   Advances to employees                                                  10,144

      Deferred compensation                                    66,136
                                                             --------   --------
            Total current assets                               69,444     90,565
                                                             --------   --------

Property and equipment, net of
   $72,186 of accumulated depreciation                                    67,127
                                                             --------   --------

Other assets:

   Deposits                                                                3,626
   Goodwill, net of $96,139 of
       accumulated amortization                                          347,577
   Mineral exploration data, less
       accum. amortiz. of $250,000 and $150,000                50,000    150,000
   Deferred income tax benefits                                          236,675
                                                             --------   --------

                                                               50,000    737,878
                                                             --------   --------



       Total assets                                          $119,444   $895,570
                                                             --------   --------

    The accompanying notes are an integral part of the financial statements.

                      Liabilities and Stockholders' Equity

                                                        2002           2001
                                                    -----------    -----------
Current liabilities:

   Accounts payable, trade                          $    12,000        148,714
   Notes payable - directors & others                   360,401
   Accrued payroll and other expenses                   132,426        223,380
   Bank loans                                                           48,926
   Advances from shareholders & directors                74,750         69,926
   Current portion of long term debt                          0          7,301
                                                    -----------    -----------

            Total current liabilities                   579,577        498,247
                                                    -----------    -----------

Long-term note payable, net of current portion                          11,306
                                                    -----------    -----------

Stockholders' equity:

   Convertible preferred stock, 10,000,000
       shares authorized, 6,214,450 and 2,374,800
       issued and outstanding, respectively           6,214,450      2,374,800
   Common stock, $ .01 par value,
       50,000,000 shares authorized,
       49,815,255 and 49,349,176
       issued and outstanding, respectively             498,152        493,491
   Paid in capital in excess of par value             1,575,275      4,498,933
   Accumulated deficit                               (8,224,372)    (6,681,207)
   Prepaid consulting & deferred compensation          (223,638)
   Treasury stock at cost, 300,000 and 300,000         (300,000)      (300,000)
     preferred shares respectively                         --             --

                                                       (460,133)       386,017
                                                    -----------    -----------

                                                    $   119,444    $   895,570
                                                    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------

                                                            2002         2001
                                                         ---------    ---------

Revenues                                                 $    --      $    --

Consulting and compensation services                       795,742      791,448
General and administrative expenses                         12,707       10,650
Amortization                                                50,000       72,186
                                                         ---------    ---------

Loss from operations                                      (858,449)    (874,284)
                                                         ---------    ---------

Interest expense                                              --           --
                                                         ---------    ---------

Loss before income taxes                                  (858,449)    (874,284)

Provision for income taxes                                    --           --
                                                         ---------    ---------

Loss from continuing operations                           (858,449)    (874,284)

Discontinued operations:
     (Loss) from discontinued (sold) SFM
         operations, net of applicable income
         taxes of $0                                        (5,685)     (40,412)


Net loss                                                 $(864,134)   $(914,696)
                                                         =========    =========

Net loss per share:
         Basic:
             Loss from continuing operations                 (.017)       (.019)
             Income (loss) from discontinued
                operations                                   (--)         (.001)
             Net loss                                        (.017        (.020)
         Diluted:
             Loss from continuing operations                 (.017)       (.019)
             Income (loss) from discontinued
                operations                                   (--)         (.001)
             Net loss                                        (.017)       (.020)



    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                -------------------------------------------------

                                                            2002         2001
                                                         ---------    ---------
       Revenues                                          $    --      $    --

       Consulting and compensation services                387,762      447,267
       General and administrative                            4,100        6,716
       Amortization                                         25,000       47,186
                                                         ---------    ---------

       Loss from operations                               (416,862)    (501,169)
                                                         ---------    ---------

       Interest expense                                       --           --
                                                         ---------    ---------

       Loss before income taxes                           (416,862)    (501,169)

       Provision for income taxes                             --           --
                                                         ---------    ---------

       Loss from continuing operations                    (416,862)    (501,169)

       Discontinued operations:
            Income (loss) from discontinued (sold) SFM
                operations, net of applicable income
                taxes of $0                                 (2,538)       6,401


       Net loss                                          $(419,400)   $(494,768)
                                                         =========    =========


       Net loss per share:
                Basic:
                    Loss from continuing operations          (.008)       (.010)
                    Income (loss) from discontinued
                       operations                            (--)         (--)
                    Net loss                                 (.008)       (.010)
                Diluted:
                    Loss from continuing operations          (.008)       (.010)
                    Income (loss) from discontinued
                       operations                            (--)         (--)
                    Net loss                                 (.008)       (.010)


    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                   (Unaudited)

                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:

         Cash from customers                                          1,012,545
         Cash paid to employees                                        (503,420)
            Cash paid to suppliers                       (66,823)      (664,037)
         Interest paid                                                   (2,035)
                                                     -----------    -----------
           Net cash used in operating activities         (66,823)      (156,947)

Cash flows from investing activities:
         Employee advances repaid
         Purchase of property and equipment
         Sale of 45% of SFM Mortgage                       3,500
                                                     -----------    -----------
         Net cash used in investing activities             3,500
                                                     -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock           15,000        121,200
         Repayment of bank loans                                         (5,285)
         Loans from shareholders & D& O                   51,600         38,714
                                                     -----------    -----------

         Net cash provided by financing activities        66,600        154,629
                                                     -----------    -----------


Net increase (decrease) in cash                            3,277          (2318)

Cash at beginning of period                                   31         39,954
                                                     -----------    -----------

Cash at end of period                                $     3,308    $    37,636
                                                     ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                             WULF INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                           2002         2001
                                                         ---------    ---------
Net loss                                                 $(864,134)   $(914,696)
                                                         ---------    ---------

Adjustment to reconcile net loss to net
   cash used in operating activities


       Depreciation and amortization                        50,000       84,586
       Common stock issued for services                                 193,771
       Preferred stock issued for services                  22,619       80,000

       (Increase) decrease in prepaid consulting           698,460      355,000
           and deferred compensation
       Increase (decrease) in A/P trade                      3,000      (50,762)
       Increase (decrease) in other current liabilities     23,232       95,154
                                                         ---------    ---------

   Total adjustments                                       797,311      757,749
                                                         ---------    ---------

Net cash used in operating activities                    $ (66,823)   $(156,947)
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

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation
-----------------------------------------------------

The accompanying unaudited condensed financial statements of Wulf International Ltd have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on form 10-KSB for the year ended December 31, 2001. These statements include the general accounts of the Company and its investment in SFM Mortgage, which is accounted for on the equity method. SFM Mortgage was, as of September 5, 2001, 45% owned by Wulf, which has no influence over management after that date and had no representation on SFM as either directors or officers. Wulf sold 55% of SFM to Trian Holdings, L.L.C. on that date. On April 11, 2002 Wulf sold its remaining 45% interest in SFM Mortgage. Operating results of SFM Mortgage are shown as discontinued operations for the relevant periods.

Organization and business
-------------------------

Wulf International Ltd. (Wulf or the Company) was incorporated in the state of Colorado in 1973. The Company originally operated as an oil and gas exploration entity until 1992. In 1992, the Company became inactive and ceased reporting with the SEC but retained its status as a registered company. During 1997 and 1998 the Company negotiated a joint venture agreement with a native Philippines company and an agency of the Government of the Philippines, the Southern Philippines Development Authority (SPDA), to construct one million low cost housing units in the southern portion of the country. The Company is currently seeking funding and Philippines government guarantees for this project, neither of which can be assured. In addition in 2002 Wulf has begun to investigate opportunities for low cost housing in other developing countries.

In April 1999, through the acquisition described below, the Company's primary operations became mortgage banking and continued so through September 5, 2001, when Wulf sold majority control of SFM.

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary, estimated to require approximately $200,000 of capital. After September 5, 2001 Wulf will not have any influence over the business of SFM, including the fact that Wulf will have no Board of Director or Officer representation. The SFM investment subsequent to September 5, 2001 will be accounted for on the equity method. On April 11, 2002 Wulf sold its remaining 45% interest in SFM Mortgage for $10,000, of which $3,500 was received in cash. Operating results of SFM Mortgage are shown as discontinued operations for the relevant periods.

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

As part of the agreement, SFM purchased 50,000 shares of Wulf's preferred stock at $1.00 per share and received an option to purchase 200,000 shares of the Company's preferred stock at $0.10 per share. This option must be exercised prior to any secondary public offering of the Company's preferred stock. The accompanying consolidated statements of operations include SFM's results of operations subsequent to April 30, 1999.

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary, estimated to require approximately $200,000 of capital. After September 5, 2001 Wulf will not have any influence over the business of SFM, including the fact that Wulf will have no Board of Director or Officer representation. The SFM investment subsequent to September 5, 2001 will be accounted for on the equity method. On April 11, 2002 Wulf sold its remaining 45% interest in SFM Mortgage. Operating results of SFM Mortgage are shown as discontinued operations for the relevant periods.


Property and equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Goodwill
--------

Goodwill relating to the Company's purchase of SFM was written off at year-end 2001.

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

Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss plus any preferred stock dividends by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares and the exercise of any related warrants. Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares.

For the quarters ended June 30, 2002 and 2001, basic loss per share amounts are based on 49,897,232 and 47,446,468 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on the same basic weighted number of shares of common stock outstanding, otherwise the result would be anti-diluting.

For the six months ended June 30, 2002 and 2001, basic loss per share amounts are based on 49,841,224 and 45,866,839 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on the same basic weighted number of shares of common stock outstanding, otherwise the result would be anti-diluting.

At June 30, 2002 and 2001 the fully diluted number of shares outstanding were 81,310,905 and 61,243,176 respectively.


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


The Company accounts for its investment in WRG using the equity method of accounting. For the quarters ended June, 2002 and 2001, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

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

In January 2001, the Company exercised the above option. Subsequently, the Company decided to not acquire the corporate entities but only the mineral exploration data itself. Wulf accounts for its investments in this Philippines mineral exploration data using the cost method of accounting until the conditional exercise referred to above is completed, at which time it will use the equity method of accounting.

The original cost of this investment of $300,000 has been amortized down to $50,000 as of June 30, 2002.



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


Litigation
----------

Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity, or of which any of their property is at issue. Wulf's former subsidiary, SFM, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $151,138 plus legal costs and fees and interest against SFM Mortgage. SFM has made no provision for any loss for this legal action and a trial date of summer of 2002 has been tentatively scheduled. Wulf is not a party to this litigation.


Contingent liabilities
----------------------

None

5.       EMPLOYEE BENEFIT PLAN

SFM Mortgage, a subsidiary that has been sold as of April 11, 2002, has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. The plan covers substantially all full time employees that meet general eligibility requirements. Company matching and discretionary contributions to the plan are determined annually by the Board of Directors, subject to a limitation of 5% of eligible compensation. Participants vest in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service.

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

On October 1, 2001, the Company issued a note payable in the amount of $32,220 to WOC Stock Transfer Company, Inc. in exchange for stock transfer agent services. The note bears interest at 15%, is unsecured and matures September 30, 2002. This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.

On November 20, 2001, the Company issued a note payable in the amount of $328,181 to George Wulf, an officer, director and controlling stockholder, in exchange for consulting services to be provided over a twelve month period ending September 30, 2002. The note bears interest at 10%, is unsecured and matures on November 20, 2002. This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.




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



Results of Operations- Three months ended June 30, 2002 and 2001

Wulf's total net losses for the quarter were $419,400 compared to a loss of $494,768 in the prior year quarter.

         The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and the expenses associated with a public company and included professional fees, travel, etc.

Results of Operations- Six months ended June 30, 2002 and 2001

Wulf's total net losses for the six months ended June 30, 2002 were $864,134 compared to a loss of $914,696 in the prior year comparable period.

         The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and the expenses associated with a public company and included professional fees, travel, etc.

Liquidity and Capital Resources

         Wulf continued to fund its business through private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. On June 13, 2002 Wulf borrowed $40,000 from a shareholder to be repaid September 13, 2002, collateralized by 400,000 shares of Wulf preferred convertible stock. Wulf expects to continue to fund itself through these means.

                           PART III OTHER INFORMATION

Item 1. Legal Proceedings.

Insofar as is known to the Company's management as of the date of this filing, there are no material legal proceedings now pending, threatened, or contemplated in any court or agency to which the Company is, or may be a party, or against any officer or director, in such capacity; or of which any of their property is the subject except the lawsuit against the Company's former SFM subsidiary described in the following sentences. Wulf's former subsidiary SFM, was named as defendant in a lawsuit filed October 25, 2000, by a mortgage funding company whom SFM had sold a residential mortgage to in April of 1997. Plaintiff alleges breach of contract in regards to the work of an outside independent appraiser and damages in the amount of $151,138 plus legal costs and fees and interest against SFM Mortgage. SFM has made no provision for any loss for this legal action and a trial date of summer of 2002 has been tentatively scheduled. Wulf is not a party to this lawsuit.




Item 2. Changes in Securities and Use of Proceeds

         Both common and  preferred  stock have been sold in private sales under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                                Three Months Ended June 30, 2002
                                                --------------------------------
                                                      Shares        Dollars
                                                      ------        -------
         Preferred stock sold cash
         Preferred stock issued for services(1)      129,250        129,250
         Common stock issued for preferred
                  converted


                                                 Six  Months Ended June 30, 2002
                                                 -------------------------------
                                                      Shares        Dollars
                                                      ------        -------
         Preferred stock sold cash                    15,000         15,000
         Preferred stock issued for services(1)    2,069,250        443,719
         Common stock issued for preferred
                  converted                          250,000         50,000



(1) Directors of Wulf received 75,000 shares each for their service as directors. W.L. Franklin, a director, received 250,000 shares for other services. Malik Firoze, President and chief operating officer, received 325,000 shares for services. Joseph A. Denahan, a former director, received 110,000 preferred shares for financial consulting services in the first quarter and 109,250 preferred shares in repayment of advances and financial consulting services.

(2) In June 2002 a shareholder loaned Wulf $40,000 for 90 days collaterized by 400,000 shares of preferred stock. That shareholder has the ability to take a combination of cash and stock if Wulf obtains cash financing from third parties or all cash up to $250,000.


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

                         Independent Accountants' Report
                         Turner, Stone & Company, L.L.P.



Board of Directors and Stockholders
Wulf International Ltd.
    and subsidiary
Frisco, Texas


We have reviewed the accompanying consolidated balance sheet of Wulf International, Ltd. and subsidiary as of June 30, 2002 and the related consolidated statements of operations and cash flows for the three month and six month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



Turner, Stone & Company, L.L.P.
-------------------------------
Certified Public Accountants
August 13, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this SEC Form 10-QSB for the second quarter of 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

         Additionally, the undersigned hereby certifies the correctness and completeness in all material respects of the information contained in this quarterly report and their responsibility for the Company's internal controls and the periodic evaluation of such internal controls.

                                                        WULF INTERNATIONAL LTD.




Date:  August 13, 2002
                                                   George R. Wulf, Chairman, CEO
                                                   And chief financial officer

                                                   (Principal executive officer)
                                      (Principal financial & accounting officer)