Form 10QSB
period 2002-09-30
WULF INTERNATIONAL LTD
filed 2002-11-25
CIK 108633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002



                          Commission file number 0-8638

             WULF INTERNATIONAL LTD. (formerly Wulf Oil Corporation) (Exact name of registrant as specified in its charter)

         COLORADO                                               83-0218086
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

            1502 Houston Street, 2nd Floor
            Grand Prairie, TX                                     75050

            (Address of principal executive offices)            (Zip Code)

                                  972-237-0499
              (Registrant's telephone number, including area code)

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

                                Table of Contents


Part I - Financial Information                                          Page No.

Item 1  Wulf International Ltd.
     Financial Statements (UNAUDITED)

     Balance Sheets as of  September 30, 2002 and 2001                     3
     Statements of Operations for the Nine Months ended
                           September 30, 2002 and 2001                     5
     Statements of Operations for the Three Months ended
                           September 30, 2002 and 2001                     6
     Statements of Cash Flows for the Nine Months ended
                           September 30, 2002 and 2001                     7
     Notes to Financial Statements                                         9

Item 2   Management's Discussion and Analysis or Plan of Operation        13

Part II  Other Information

Item 1   Legal Proceedings                                                14
Item 2.  Changes in Securities and Use of Proceeds                        15
Item 3.  Defaults upon Senior Securities                                  15
Item 4.  Submission of Matters to a Vote of Security Holders              15
Item 5.  Other Information                                                15
Item 6.  Exhibits and Reports on Form 8-K                                 15
            (a) Exhibits: (None)

            (b) Reports on form 8-K (see attached)

Signature Page                                                            17

                                     PART I

 Item 1. Financial Statements

                             WULF INTERNATIONAL LTD.
                                 BALANCE SHEETS
                           September 30, 2002 AND 2001
                                   (Unaudited)

                                     Assets
                                     ------

                                                             2002         2001
                                                           --------     --------

Current assets:

         Cash                                              $ 10,564     $  3,663

              Total current assets                           10,564        3,663
                                                           --------     --------


Other assets:

         Investment in SFM Mortgage                                       32,020
         Goodwill, net of $292,298 of accumulated                        151,418
            amortization

         Mineral exploration data, net of                    50,000      125,000
            accumulated amortization of $250,000
                and $175,000



                                                             50,000      308,438
                                                           --------     --------

                                                           $ 60,564     $312,101
                                                           --------     --------


                      Liabilities and Stockholders' Equity
                      ------------------------------------


                                                                   2002           2001
                                                               -----------    -----------

Current liabilities:

         Accounts payable, trade                               $    12,000    $     9,000
         Notes payable, directors & others                         360,401         32,220
         Accrued payroll and other expenses                        157,300        116,210
         Loans from shareholders                                    82,250         20,700
                                                               -----------    -----------


              Total current liabilities                            611,951        178,130
                                                               -----------    -----------


Stockholders' equity:

         Convertible preferred stock, 10,000,000
             shares authorized, 6,779,450 and 2,324,800
             issued and outstanding, respectively                6,779,450      2,324,800
         Common stock, $ .01 par value,
             50,000,000 shares authorized, 49,815,255 and
             49,899,176 issued and outstanding, respectively       498,152        498,991
         Paid in capital in excess of par value                  1,097,400      4,542,605
         Accumulated deficit                                    (8,456,392)    (6,932,425)
         Prepaid consulting and deferred compensation             (169,997)
         Treasury stock at cost, 300,000 and 300,000              (300,000)      (300,000)
             preferred shares respectively                            --             --

                                                                  (551,387)       133,971
                                                               -----------    -----------

                                                               $    60,564    $   312,101
                                                               ===========    ===========

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                      2002           2001
                                                  -----------    -----------

Revenues                                          $      --      $      --

Consulting and compensation services                1,015,068        814,849
General and administrative                             25,402         12,831
Amortization                                           50,000         75,000
                                                  -----------    -----------

Loss from operations                               (1,090,470)      (902,680)
                                                  -----------    -----------


Interest expense                                            0           --
                                                  -----------    -----------

Loss before income taxes                           (1,090,470)      (902,680)
                                                  -----------    -----------

Provision for income taxes                               --             --
                                                  -----------    -----------

Loss from continuing operations                    (1,090,470)      (902,680)
                                                  -----------    -----------

Discontinued operations:
     Income (loss) from discontinued (sold) SFM
         operations, net of applicable income
         taxes of $0                                   (5,685)      (268,783)


Net loss                                          $(1,096,155)   $(1,171,463)
                                                  ===========    ===========

Net loss per share:
         Basic:
             Loss from continuing operations             (.02)         (.019)
             Income (loss) from discontinued
                operations                               (   )         (.006)
             Net loss                                    (.02)         (.025)
         Diluted:
             Loss from continuing operations             (.02)         (.019)
             Income (loss) from discontinued
                operations                               (   )         (.006)
             Net loss                                    (.02)         (.025)



    The accompanying notes are an integral part of the financial statements.

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    2002         2001
                                                  ---------    ---------

Revenues                                          $    --              $

Consulting and compensation services                219,326       23,296
General and administrative                           12,695        2,286
Amortization                                         25,000
                                                  ---------    ---------

Loss from operations                               (232,021)     (50,582)
                                                  ---------    ---------


Interest expense                                          0         --

Loss before income taxes                            232,021)     (50,582)
                                                  ---------    ---------

Provision for income taxes                             --           --
                                                  ---------    ---------


Loss from continuing operations                    (232,021)     (50,582)
                                                  ---------    ---------

Discontinued operations:
     Income (loss) from discontinued (sold) SFM
         operations, net of applicable income
         taxes of $0                               (206,185)


Net loss                                          $(232,021)   $(256,767)
                                                  =========    =========


                                                    2002         2001
                                                  ---------    ---------

Net loss per share:

Basic:
     Loss from continuing operations                  (.005)       (.001)
     Loss from discontinued operation                              (.004)
     Net loss                                         (.005)       (.005)

Diluted:
     Loss from continuing operations                  (.005)       (.001)
     Loss from discontinued operation                              (.004)
     Net loss                                         (.005)       (.005)

                             WULF INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                         2002           2001
                                                     -----------    -----------

Cash flows from operating activities:

         Cash from customers                         $              $ 1,496,453
         Cash paid to employees                                        (761,312)
            Cash paid to suppliers                       (97,067)      (882,916)
         Interest paid                                                   (4,444)
                                                                    -----------

            Net cash used in operating activities        (97,067)      (152,219)
                                                     -----------    -----------

Cash flows from investing activities:
         Sale of 45% of SFM Mortgage                       3,500

         Purchase of property and equipment
                                                     -----------    -----------

         Net cash used in investing activities             3,500
                                                     -----------    -----------

Cash flows from financing activities:

         Issuance of common and preferred stock           45,000        121,200
         Loans from shareholders                          59,100         38,714
         Repayments of notes payable                       (    )        (8,372)
                                                     -----------    -----------

         Net cash provided by financing activities       104,100        151,542
                                                     -----------    -----------

Cash decrease from sale of 55% of SFM Mort                              (35,614)
                                                                    -----------

Net increase (decrease) in cash                           10,533        (36,291)

Cash at beginning of period                                   31         39,954
                                                     -----------    -----------

Cash at end of period                                $    10,564    $     3,663
                                                     ===========    ===========






    The accompanying notes are an integral part of the financial statements.


                             WULF INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                          Used in Operating Activities
                          ----------------------------

                                                                2002           2001
                                                            -----------    -----------


Net loss                                                    $(1,096,155)   $(1,171,463)
                                                            -----------    -----------

Adjustment to reconcile net loss to net
     cash used in operating activities

         Depreciation and amortization                           50,000        129,979
         Common stock issued for services                                      193,771
         Preferred stock issued for services                     86,619         80,000
         Other non-cash expenses                                               212,410

         (Increase) decrease in prepaid/defer. Consulting       818,236        355,000
         Increase (decrease) in accounts payable, trade           3,000
         Increase (decrease) in accrued expenses                 18,000         55,500
         Increase (decrease) in other current liabilities        23,233         (7,416)
                                                            -----------    -----------

     Total adjustments                                          999,088      1,019,244
                                                            -----------    -----------

Net cash used in operating activities                       $   (97,067)      (152,219)
                                                            ===========    ===========

                            WULF INTERNATIONAL, LTD.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation
-----------------------------------------------------

The accompanying unaudited condensed financial statements of Wulf International Ltd have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's report on form 10-KSB for the year ended December 31, 2001. These statements include the general accounts of the Company and its former investment in SFM Mortgage, which is accounted for on the equity method. SFM Mortgage was, as of September 5, 2001, 45% owned by Wulf, which has no influence over management after that date and had no representation on SFM as either directors or officers. Wulf sold 55% of SFM to Trian Holdings, L.L.C. on that date. On April 11, 2002 Wulf sold its remaining 45% interest in SFM Mortgage. Operating results of SFM Mortgage are shown as discontinued operations for the relevant periods.

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

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and other consideration. After September 5, 2001 Wulf will not have any influence over the business of SFM, including the fact that Wulf will have no Board of Director or Officer representation. The SFM investment subsequent to September 5, 2001 will be accounted for on the equity method. On April 11, 2002 Wulf sold its remaining 45% interest in SFM Mortgage for $10,000, of which $3,500 was received in cash. Operating results of SFM Mortgage are shown as discontinued operations for the relevant periods.

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

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation. The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and other consideration. After September 5, 2001 Wulf will not have any influence over the business of SFM, including the fact that Wulf will have no Board of Director or Officer representation. The SFM investment subsequent to September 5, 2001 will be accounted for on the equity method. On April 11, 2002 Wulf sold its remaining 45% interest in SFM Mortgage. Operating results of SFM Mortgage are shown as discontinued operations for the relevant periods.


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

For the quarter ended September 30, 2002 and 2001, basic loss per share amounts are based on 49,815,255 and 49,624,178 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on the same basic weighted number of shares of common stock outstanding, otherwise the result would be anti-diluting.

For the nine months ended September 30, 2002 and 2001, basic loss per share amounts are based on 49,834,732 and 46,874,923 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on the same basic weighted number of shares of common stock outstanding, otherwise the result would be anti-diluting.

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


The Company accounts for its investment in WRG using the equity method of accounting. For the quarters ended September, 2002 and 2001, all capital contributed to the joint venture has been expended for operating purposes and, as a result, the joint venture has substantially no net assets. Accordingly, there is no difference between the amount at which this joint venture investment is carried and the Company's underlying equity in the joint venture's net assets.

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

The original cost of this investment of $300,000 has been amortized down to $50,000 as of September 30, 2002.



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

4.       COMMITMENTS AND CONTINGENCIES

Leases
------

The Company maintains its offices in leased facilities located in Grand Prairie, Texas (and prior to November 1, 2002 in Frisco, Texas). The current operating lease agreement is on a month-to-month basis and provides for a monthly rental of $1,000.

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


Contingent liabilities
----------------------

None


5.       EMPLOYEE BENEFIT PLAN


Wulf has no employee benefit plans.

6.       NOTES PAYABLE


On October 1, 2001, the Company issued a note payable in the amount of $32,220 to WOC Stock Transfer Company, Inc. in exchange for stock transfer agent services. The note bears interest at 15%, is unsecured and matures September 30, 2002. This note has been extended to December 31, 2002. This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.

On November 20, 2001, the Company issued a note payable in the amount of $328,181 to George Wulf, an officer, director and controlling stockholder, in exchange for consulting services to be provided over a twelve month period ending September 30, 2002. The note bears interest at 10%, is unsecured and matures on November 20, 2002. This note has been extended to December 31, 2002. This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.

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

Results of Operations- Three months ended September 30, 2002 and 2001

Wulf's total net losses for the quarter were $232,021 compared to a loss of $256,767 in the prior year quarter.

         The majority of these expenses in the current year quarter were paid for in Wulf stock and were related to the Philippines National Shelter Project and the expenses associated with a public company and included professional fees, travel, etc.

Results of Operations- Nine months ended September 30, 2002 and 2001

Wulf's total net losses for the nine months ended September 30, 2002 were $1,096,155 compared to a loss of $1,171,463 in the prior year comparable period.

         The majority of these expenses were paid for in Wulf stock and were related to the Philippines National Shelter Project and the expenses associated with a public company and included professional fees, travel, etc.

Liquidity and Capital Resources

         Wulf continued to fund its business through private sales of securities and issuance of common and preferred stock in exchange for professional services and other expenses. On June 13, 2002 Wulf borrowed $40,000 from a shareholder to be repaid September 13, 2002, collateralized by 400,000 shares of Wulf preferred convertible stock. On August 23, 2002, Wulf borrowed $7,500 from a shareholder to be repaid on October 23, 2002, collateralized by 80,000 shares of Wulf preferred convertible stock. The due date for both notes has been extended until such time as Wulf receives funding for its Philippines Housing Project. Wulf expects to continue to fund itself through these means.

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



Item 2. Changes in Securities and Use of Proceeds

         Both common and  preferred  stock have been sold in private sales under section 4(2) of the Securities Act of 1933, as amended. In addition both common and preferred shares have been issued for services to benefit from the professional advice of certain experts and for other expenses. These are summarized in the table below:

                                           Three Months Ended September 30, 2002
                                           -------------------------------------
                                                     Shares          Dollars
                                                     ------          -------
         Preferred stock sold for cash               30,000           30,000
         Preferred stock issued for services(1)     535,000          535,000
         Common stock issued for preferred (conv)      none             none


                                            Nine Months Ended September 30, 2002
                                            ------------------------------------
                                                     Shares          Dollars
                                                     ------          -------
         Preferred stock sold cash                   45,000           45,000
         Preferred  stock  issued  for services   2,604,250          978,719
         Common stock issued for preferred          250,000           50,000




(1) Joseph A. Denahan, a former director, received 35,000 preferred shares for financial consulting services in the second quarter..

(2) In June 2002 a shareholder loaned Wulf $40,000 for 90 days collaterized by 400,000 shares of preferred stock. That shareholder has the ability to take a combination of cash and stock if Wulf obtains cash financing from third parties or all cash up to $250,000. In August 2002 a shareholder loaned Wulf $7,500 for 60 days collateralized by 80,000 shares of preferred stock. That shareholder has the ability to take a combination of cash and stock if Wulf obtains cash financing from third parties or all cash up to $50,000.


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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.
(a)      Exhibits           (None)

(b) Reports on Form 8-K (see below)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

     Pursuant to Section 13 OR 15(D) of The Securities Exchange Act of 1934

        Date of Report (Date of earliest event reported) August 29, 2002



                          Commission file number 0-8638

             WULF INTERNATIONAL LTD (formerly Wulf Oil Corporation) (Exact name of registrant as specified in its charter)


COLORADO                                                              83-0218086
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

                2591 Dallas Parkway, Suite 300, Frisco, TX 75034
               (Address of principal executive offices) (Zip Code)

                                  972-292-3255
              (Registrant's telephone number, including area code)

Item 5. Other Events

On August 27, 2002, Wulf International Ltd (Wulf) executed an Agreement with C. Lee Bruner, Jr. of Grand Prairie, Texas to incorporate and register a mortgage banking and brokerage company in the Republic of the Philippines. The purpose of this new company is to provide mortgage funding for the buyers of the one million new homes expected to be built by the Southern Philippines Development Authority-Warisan Group Joint Venture (Joint Venture) for low-income families in the Southern Philippines. Wulf is a partner and equity owner in this Joint Venture.

Bruner agreed to incorporate, register and obtain the necessary license for a mortgage brokerage and mortgage banking entity in the Republic of the Philippines, subject only to (I) a determination that such entity is permissible under Philippines law and (ii) that the Philippines Home Guaranty Corporation, acting for and on behalf of the Republic of the Philippines, will provide said entity with full Sovereign guarantees of repayment of both principal and interest on all of the Joint Venture mortgages. All related expenses will be paid by Bruner.

In return for the exclusive nature of the relationship between Bruner and Wulf, Bruner agrees to pay to Wulf twenty-five percent (25%) of the Net Revenues accruing from the mortgage financing of the houses built by the Joint Venture. Net Revenues are defined as gross revenue less all related costs except management fees, salaries, rent, travel and other overhead expenses which are excluded.

The Joint Venture expects to receive funding for the development costs of the project from a private company. Ground breaking is expected to take place in the 4th quarter, 2002.


SAFE  HARBOR  STATEMENT  UNDER  THE  PRIVATE  LITIGATION  REFORM  ACT  OF  1995.
Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements

                        Independent Accountants' Report


Board of Directors and Stockholders
Wulf International Ltd.
1503 Houston Street
Grand Prairie, TX 75050


We have reviewed the accompanying balance sheet of Wulf International, Ltd. and subsidiary as of September 30, 2002 and the related statements of operations and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




Turner, Stone & Company, L.L.P.
Certified Public Accountants
November 21, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this SEC Form 10-QSB for the third quarter of 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WULF INTERNATIONAL LTD.



                                                    /s/ George R. Wulf
Date:  November 22, 2002                           -----------------------------
                                                   George R. Wulf, Chairman, CEO

                                                   (Principal executive officer)

1. I have reviewed the quarterly report on Form 10-QSB of Wulf International, Ltd.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
         a.       Designed  such  disclosure  controls and  procedures to ensure
                  that  material   information   relating  to  the   registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b.       Evaluated the  effectiveness  of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
         c.       Presented in this quarterly  report our conclusions  about the effectiveness of the internal controls and procedures based on our evaluation as of the evaluation date;
5. I have disclosed to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a.       All  significant  deficiencies  in the design or  operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b.       Any fraud,  whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that would significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 22, 2002                     Wulf International, Ltd.
                                                     (registrant)


                                              /s/ George R. Wulf
                                              ----------------------------------
                                              George R. Wulf, CEO and Acting CFO