Form 10KSB
period 2002-12-31
WULF INTERNATIONAL LTD
filed 2006-12-12
CIK 108633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 -------------------------

 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For Fiscal Year Ended

 December 31, 2002

Commission file # 000-08638

 WULF INTERNATIONAL LTD.

(F/K/A WULF OIL CORPORATION)

(Name of small business issuer in its charter)

Colorado

     (State or other jurisdiction of incorporation or organization)

83-0218086

(IRS Employer Identification Number)

777 Main Street, Suite 600

Fort Worth, TX 76102

(Address of principal executive offices)(Zip Code)

(817) 887-8418

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class Name of exchange on which registered

Common Stock

None

Preferred Stock

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

2951 Dallas Parkway, Suite 300

Frisco, TX 75034

Former (last) reporting address for 2001 Annual 10KSB Report

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (    )

Revenues for year ended December 31, 2002: $0

Aggregate market value of the voting common stock held by non-affiliates of December 31, 2002 was: $563,261

Number of shares of the registrant’s common stock outstanding as of December 31, 2002 is: 49,417,693

Our Transfer Agent for the fiscal year of 2002 was WOC Stock Transfer Company of Frisco, TX.  The Company (Wulf International, LTD) has subsequently filed SEC form TA-1 with the Securities and Exchange Commission to act as a Transfer Company for its own transactions and For-Profit to third party, publicly traded companies.  This new application is pending.

TABLE OF CONTENTS

Number	Item in Form 10-KSB	Page No.
1	Description of Business	4
2	Description of Property	5
3	Legal Proceedings	6
4	Submission of Matters to a Vote of Security Holders	3
5	Market for Common Equity and Related Stockholder Matters	4
6	Management's Discussion and Analysis for Plan of Operation	4
7	Financial Statements	8
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
8A	Controls and Procedures	18
9	Directors, Executive Officers, Promoters and Control Persons	19
10	Executive Compensation	20
11	Security Ownership of Certain Beneficial Owners and Management	21
12	Certain Relationships and Related Transactions	21
13	Exhibits and Reports on Form 8-K	22
14	Principal Accountant Fees and Services	22
	Signatures	23

PART I

 ITEM 1.  DESCRIPTION OF BUSINESS

Wulf International Ltd. (the "Company" or "Wulf") was incorporated in the state of Colorado in 1973.  From 1997 through 2002, was attempting to implement a plan to provide construction of low cost and low priced houses in the Philippines and had financed its efforts through the sale of its stock, both common and preferred.  The Company had sold stock in private transactions for cash and issued stock to consultants for services rendered.

In April 1998,  the Company  formed a joint  venture with a Republic of the Philippines  Company,  Amin and Sons  Corporation  (ASC),  for the  purposes  of participating in a socialized low cost housing  project for the Republic of the Philippines.  The Company  owned a 70% interest and ASC owned a 20% interest in the joint venture.  Taticbilt, a Philippine company qualified as a builder of low cost housing, owned a 10% interest in the project.

Subsequently, Warisan Group formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation- the name of the joint venture became SPDA-Warisan Joint Venture (SWJV) and it was owned 70% by Warisan and 30% by SPDA.  Wulf therefore had a net 49% interest in this Joint Venture.

The Joint Venture failed to obtain financing for its low-income housing project and in November 2002 it became evident to the Board of Directors that an alternative strategy to remedy income and operations which could provide revenue to the Company would be needed in order for the Company to move forward.  There were other limited transactions prior to 2002 which were conducted in order to find placements of income for the Company:

Wulf acquired from Filipino companies the sole proprietary rights to the geologic data on gold and other mineral deposits in two areas in the Republic of the Philippines.  The data was acquired during the period 1996-1998 and consisted of rock samples, geologic surveys, numerous maps and other information.  Wulf issued 300,000 shares of its $1  par  value  authorized  preferred  stock  for  this  geologic  data  in  two transactions in April 1999 and January 2000.  The information covered two geographic areas, one in the northern Philippines, the Playa de Oro Project, and the other in the southern Philippines, the Sierra de Oro Project.  Both projects created $0 revenue for the years subsequent to the original transactions, and in the year 2002 no revenue or material considered valuable for sale or potential revenue was believed to be owned by the Company.  Research of these projects was abandoned by the Company during the fourth quarter of 2002.  No active relationship is being pursued by the Company at this time in regards to these two mineral projects.

On April 30, 1999 the Company  acquired all of the issued and outstanding shares of Specialized Financial Services, Inc., d/b/a SFM Mortgage Company ("SFM").  The shareholders of SFM received 7,500,000 shares of the Company's common stock. Thus, SFM became a wholly owned subsidiary of the Company.  SFM was a mortgage banker in the home real estate market operating primarily in Texas.  SFM was operating at a loss in the year of 2001 and 2002, and was not financially able to complete its agreements with Wulf to register and open a mortgage lending operation in the Republic of the Philippines.

On September 5, 2001 Wulf sold 55% of its SFM Mortgage subsidiary to Trian Holdings, L.L.C., a Texas Corporation.  The consideration was the assumption of all debts of SFM, the return of 300,000 Wulf preferred shares previously issued to SFM by Wulf, and the commitment by Trian to establish a Philippines mortgage subsidiary.

The financial statements of Wulf reflect through September 5, 2001 the consolidated results of operations for SFM. After that time the results for SFM are not consolidated and at December 31, 2001 the investment in SFM is shown as an investment at its book value and is accounted for on the equity basis of accounting.  Wulf did not have Board representation or management control of SFM after September 5, 2001.  The Company no longer carries any interest in SFM and does not enjoy any relationship with its successors which would provide income to the Company.

Principal Products and Services

During the fiscal year of 2002, the Company did not own any interests which provided direct revenue for the operating expenses of the Company.  All projects acquired prior to 2002 failed in expectation and did not allow the Company to complete its main goal- the business of building low-cost housing in the Republic of the Philippines.  The Company lacked sufficient financing and a business structure which could be carried into 2003.

RISK FACTORS RELATED TO OUR BUSINESS

Our Future Success is Dependent, In Part, On the Performance and Continued Service of our Managers

We are presently dependent to a great extent upon the experience, abilities and continued services of our managers and officers. The loss of services of any of the management staff could have a material adverse effect on our business, financial condition or results of operation. Our ability to grow the business is dependent on the managers and other key staff.  Wulf currently does not carry key man insurance on any of our officers or directors. Specifically, the loss of our Chief Executive Officer, Damien Cota, would substantially reduce our ability to create new businesses and consequently could inhibit our growth potential.

We Have a History of Operating Losses.

Wulf International, LTD. has a history of operating losses and there can be no assurance that this trend will be reversed by using the proceeds from future debt and/or securities offerings. Should this trend not be reversed, it will materially and adversely affect the investors by not allowing the Company to declare and pay dividends and may ultimately cause the Company to go out of business.

Our Stock does not Trade on any major Exchange.

We are currently listed on NASDAQ’s regulated “Over the Counter Bulletin Board (OTCBB)”, this limits our exposure to greater market capital and trading facilities, and we experience the vulnerability of being listed with other small cap companies- which is attractive for “short sales” of our stock.  This is mainly the result of the Company not attaining any significant goals or means of revenue, to date.  Although we intend to make arrangements for our common stock to trade on a national stock exchange, such exchanges are highly regulated and there can be no assurance that we will ever succeed in having our stock trade on such an exchange. In addition, even if we do succeed in having our stock listed on a national exchange, there can be no assurance that an active market will ever develop in our stock. The limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

Employees

During 2002, Wulf's Officers served without cash compensation and there were no employees.  Directors served without cash compensation but did receive stock awards for their service.

ITEM 2.  DESCRIPTION OF PROPERTY

Offices

During the fiscal year of 2002, the Company's leased offices at 2591 Dallas Parkway, Suite 300,  Frisco,  Texas under a month-to-month lease arrangement for approximately $1,400 per month.  The Company owns no real estate.  The Company is currently looking for new office facilities in an executive suite arrangement.  The Company believes that our current, executive suite arrangements are sufficient for our needs and that the real estate market in Fort Worth, Texas can provide additional space, should we require it.

ITEM 3.  LEGAL PROCEEDINGS

On October 25, 2000, SFM was named defendant in a lawsuit filed by a mortgage funding company who SFM had sold a residential mortgage to in April 1997.  The plaintiff alleged breach of contract in regards to the work of an independent appraiser and damages in the amount of $151,138 plus legal costs, fees and interest.  The Company believed the suit was without merit and contested the allegations.  In connection with the disposition of its 55% interest in SFM, the Company was indemnified in this lawsuit and has no longer been a party to this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable- no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the annual fiscal year covered by this report.  The Company will hold an annual meeting of shareholders at such time as it has obtained permanent financing to engage a normal course of business operations; however, there can be no assurance given as to how soon this may occur.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September  8, 2000 Wulf  common  stock  began  trading  on the Over the Counter Bulletin Board (OTCBB) under the symbol WLFO. The following table sets forth high and low bid quotations of Wulf common stock for the periods indicated for the years 2001 and 2002. The per share quotations may represent inter-dealer prices without adjustment for retail mark-up/mark-down or commissions and may not necessarily represent actual transactions.

2001

Per share

Period

High

Low

1st Quarter

.50

 .07

2nd Quarter

.20

 .046

3rd Quarter

.15

 .04

4th Quarter

.10

 .015

2002

Per Share

Period

High

Low

1st Quarter

.075

.025

2nd Quarter

.06

.016

3rd Quarter

.032

.015

4th Quarter

.053

.015

As of December 31, 2002, there were approximately 5,900 shareholders of record of the Company's common stock and approximately 45 shareholders of record of the Company's preferred stock.  There have been no cash dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends.  The Company does not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, the Company intends to retain earnings, if any, to fund the Company's operations and planned expansion of its business.  The payment of any future cash dividends would be at the discretion of the Company's Board of Directors and would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

Both common shares and preferred shares have been issued by the Company in private transactions without registration under the Securities Act of 1933, as amended. For the year ending December 31, 2001, 2,604,000 shares of the Company's common stock had been issued in exchange for cash and 4,007,628 shares for services.

For the year ending December 31, 2002, 45,000 shares of the Company's preferred stock had been issued in exchange for cash and 4,010,250 preferred shares had been issued in exchange for services.  Other than the conversion of preferred shares into 252,600 common stock shares and the cancellation of 564,116 common stock shares, there were no other common stock share transactions during 2002.

For the year ending December 31, 2001, No preferred stock was issued for cash and 1,933,400 preferred shares were issued for services rendered.  Each holder of the Company's preferred stock has the option to convert their shares into shares of the Company's common stock on the basis of one (1) share of preferred stock for five (5) shares of the common stock after one (1) year from the date of issuance of the preferred stock.

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

During 2002 and 2001, the holders of 75,000 and 50,520 shares of preferred stock, respectively, exercised their right to purchase 35,000 shares of common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10KSB. The 10KSB, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers’ ability to pay our invoices and increase our non-performing receivables, (2) a contraction of available credit and/or an inability to access the equity markets could impair our activities, (3) interest rate volatility could adversely affect our results, (4) the risks associated with the possible disruption in the Company’s operations due to terrorism and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-KSBs, Form 10-QSBs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-look ing statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

Comparison of the Years Ended December 31, 2002 and 2001

The net loss of the Company in 2002 was $1,507,955, a slight decrease from the loss of $1,593,908 in the prior year.  The decreased loss is not wholly-declarative, and no significant changes in the Company’s strategy were attributed- other than standard marketing and travel costs- of the lower expense associated with Wulf's Philippines low cost housing project. A major portion of these expenses were paid for by issuance of Company stock for services rendered.

The Company's SFM mortgage (former) subsidiary had no operations in the 2002 year compared to operating income of $4,937 in the prior year. This change was due to the transfer of ownership of SFM to outside parties in 2001 and early 2002, and Wulf did not incur further expenses for this asset which is no longer part of the Company.  During the years ended December 31, 2002 and 2001, the Company incurred a disposal loss and goodwill impairment of $5,685 and $384,924, respectively.

Liquidity and Capital Resources

At December 31, 2002, we had a working capital deficiency of $477,140 compared to a working capital deficiency of $303,694 at December 31, 2001.  The stockholders’ deficit at December 31, 2002 was $477,140 compared to $194,509 at December 31, 2001.

We continued to require additional investments to fund the original low-income housing projects, but in the last quarter (4Q) of 2002, the Company began to seek alternative projects and ceased investing any available capital into the project that would continue into 2003.

Given current negative cash flows, it would be difficult for us to continue as a going concern without an influx of capital to afford operations through the next several years until a strong, market or operation plan has been effectuated.  As of October 23, 2006, the Company has arranged several subsidiary and d/b/a operations that are expected to generate a revenue stream beginning 1Q of 2006, but these entities are novel to the Company and do not have a history of generating income thus far, or are not yet in full operation to begin generating income.  While we continue to aggressively pursue potential financing opportunities, those efforts have to date have served to create the Company’s operating platform.  Further financing will be required to effectuate most of our projects, and such financing is believed to be forthcoming in late 2006 (4Q).  Previously anticipated and announced financing commitmen ts have often failed to be fulfilled and we have no assurance that financing will be obtained.

Our audited financial statements included in this annual report on Form 10-KSB have been prepared on the assumption that we will continue as a going concern.  Through the date of this report (November, 2006), it has become necessary to rely upon financing from shareholders and new investors who are under the arrangements of convertible debt and future stock which may be authorized by the company in subsequent years.  Additional financing will be required if we are to continue as a going concern.

The Company has prepared a Plan of Action which will be instituted in December, 2006; this plan calls for the reliance of short and long-term loans provided by private financing and loans in order to support the Company during the next 90 and 180 day (2 phases) of restructured operations.  The Company has acquired brokerage contracts from Texas-based Retail Electricity Providers (REPs), under the State’s recently-deregulated electric utilities market.  The Company is operating a d/b/a, “Lorca Energy” and is currently marketing the electrical contracts which pay the Company in long-term, residual-based commissions (received during the life of the contract, or for however long our client maintains electrical service with our contracted REP).  The Company has also acquired the rights to operate a Mortgage Brokerage office branch; the Company will open and operate a retail mortgage branch, realizing fees and commissions through the origination of mortgage loans in the State of Texas.  These two divisions will be the initial focuses of the Company into 1Q of 2007, and it is believed that growth in these two markets will offer the ability to gradually remove the Company from its reliance on 2nd and 3rd party (private) loans.  If additional financing is not obtained, we will be required to discontinue operations.  Even if additional financing becomes available there can be no assurance that it will be on terms favorable to us.  In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders.  If we fail to receive financing in the near future, we will cease most major projects and be forced to analyze the possibility of restructuring or ceasing operations.

Forward-Looking Statements and Risks

The Statements contained in this Report on From 10-KSB that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential” among others. Forward-looking statements include, but are not limited to statements contained n Management’s Discussion and Analysis or Plan of Operation regarding financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs.  Actua l results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in this report under the headings “Description of Business” and “Risk Factors”.  The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods.  The Company believes that many of the risks detailed here are part of doing business in the industry in which it intends to operate and compete and will likely be present in all periods reported.  The fact that certain risks are constant and abundant within the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looki ng statements.

There can be no assurance that the Company will obtain financing necessary to implement and undertake its new business plans.  Moreover, the obtaining of any financing by the Company, will, in all likelihood, involve the sale of additional equity, debt, or convertible debt securities, which could result in additional dilution to the Company's shareholders. Additionally, the Company will, from time to time, consider the acquisition of or investment in complementary businesses which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, in order to implement its business plans.

New Accounting Standards.

The Company has complied with the requirements of all new accounting standards, the impact of which is minimal.

Deferred Tax Assets.

At December 31, 2002 Wulf had no deferred tax assets on its balance sheet.

ITEM 7. FINANCIAL STATEMENTS

The financial statements set forth herein commence on page F-1 of this report.

Wulf International, Ltd.

and Subsidiary

Consolidated Financial Statements

and

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2002 and 2001

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

2-3

CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

5

CONSOLIDATED STATEMENTS OF CASH FLOWS

6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8-16

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Wulf International, Ltd.

    and subsidiary

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Wulf International, Ltd. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wulf International, Ltd. and its subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued operating losses, has no assets or business operations and has a net working capital deficiency, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Dallas, Texas

November 30, 2006

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Assets

	2002	2001

Current assets:

Cash	$-	$17
Deferred compensation	-	246,136

Total current assets	-	246,153

Property and equipment, net of $24,795
of accumulated deprecation	-	-

Other assets:

Investments in SFM	-	9,185
Mineral exploration data, net of
$250,000 and $200,000 of
accumulated amortization and
$50,000 and $0 of impairment,
Respectively	-	100,000

	-	109,185

	$-	$355,338

The accompanying notes are an integral part of the consolidated financial statements.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Liabilities and Stockholders’ Equity (Deficit)

	2002	2001
Current liabilities:

Accounts payable, trade	$1,446	$9,000
Accrued expenses	17,300	152,500
Accrued interest payable	42,547	4,896
Advances from stockholders	55,446	23,050
Notes payable, directors	360,401	360,401

Total current liabilities	477,140	549,847

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit):

Convertible preferred stock, $1.00 par value,
10,000,000 shares authorized, 8,182,930
and 4,178,200 issued and outstanding, respectively	8,182,930	4,178,200
Common stock, $ .01 par value,
50,000,000 shares authorized,
49,417,693 and 49,729,209
issued and outstanding, respectively	494,177	497,292
Paid in capital in excess of par value	13,946	3,161,117
Prepaid consulting and deferred compensation	-	(370,880)
Accumulated deficit	(8,868,193)	(7,360,238)
Treasury stock, 300,000 preferred shares,
at cost	(300,000)	(300,000)

	(477,140)	(194,509)

	$-	$355,338

The accompanying notes are an integral part of the consolidated financial statements.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Revenues	$-	$-

Consulting and compensation services	1,333,135	533,042
General and administrative	31,484	76,839
Amortization	50,000	129,581
Impairment charge	50,000	-

Loss from operations	(1,464,619)	(739,462)

Equity in losses of unconsolidated
joint venture	-	(442,140)

Equity in losses of SFM equity method investee	-	(27,423)

Interest expense	37,651	4,896

Loss before provision for income taxes	(1,502,270)	(1,213,921)

Provision for income taxes	-	-

Loss from continuing operations	(1,502,270)	(1,213,921)

Discontinued operations:
Income (loss) from discontinued (sold) SFM
operations, net of applicable income
taxes of $0	-	4,937
Loss on disposal of 45% and 55% interest in SFM,
respectively, including goodwill impairment of
$340,182 in 2001, net of applicable income
taxes of $0	(5,685)	(384,924)

Net loss	$(1,507,955)	$(1,593,908)

Net loss per share:
Basic:
Loss from continuing operations	$(.03)	$(.02)
Income (loss) from discontinued
operations, including loss on
disposal	(.00)	(.01)
Net loss	$(.03)	$(.03)

Diluted:
Loss from continuing operations	$(.03)	$(.02)
Income (loss) from discontinued
operations, including loss on
disposal	(.00)	(.01)
Net loss	$(.03)	$(.03)

The accompanying notes are an integral part of the consolidated financial statements.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Preferred Stock		Common Stock		Add’l Paid	Prepaid	Accumulated	Treasury
	Shares	Amount	Shares	Amount	In Capital	Consulting	Deficit	Stock	Total

Balance at December 31, 2000	2,319,800	$2,319,800	42,707,581	$427,076	$4,222,051	$(355,000)	$(5,766,330)	$(300,000)	$547,597

Issuance of common stock
for cash			2,604,000	26,040	94,160				120,200

Issuance of common stock
for services			4,007,628	40,076	160,306				200,382

Issuance of preferred stock
for services	1,933,400	1,933,400			(1,389,800)	(370,880)			172,720

Exercise of warrants			35,000	350	3,150				3,500

Conversion of preferred stock	(75,000)	(75,000)	375,000	3,750	71,250				-

Expired prepaid consulting						355,000			355,000

Net loss							(1,593,908)		(1,593,908)

Balance at December 31, 2001	4,178,200	4,178,200	49,729,209	497,292	3,161,117	(370,880)	(7,360,238)	(300,000)	(194,509)

Issuance of preferred stock
for cash	45,000	45,000							45,000

Issuance of preferred stock
for services	4,010,250	4,010,250			(3,200,806)				809,444

Conversion of preferred stock	(50,520)	(50,520)	252,600	2,526	47,994				-

Cancellation of shares			(564,116)	(5,641)	5,641				-

Expired prepaid consulting						370,880			370,880

Net loss							(1,507,955)		(1,507,955)

Balance at December 31, 2002	8,182,930	$8,182,930	49,417,693	$494,177	$13,946	$-	$(8,868,193)	$(300,000)	$(477,140)

The accompanying notes are an integral part of the consolidated financial statements.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Cash flows from operating activities:

Cash from customers	$-	$1,226,477
Cash paid to employees	-	(258,264)
Cash paid to suppliers	(80,913)	(1,143,116)
Interest paid	-	(5,741)

Net cash used in operating activities	(80,913)	(180,644)

Cash flows from investing activities:

Sale of 45% of SFM	3,500	-
Purchase of property and equipment	-	(2,466)

Net cash used in investing activities	3,500	(2,466)

Cash flows from financing activities:

Issuance of common and preferred stock	45,000	123,700
Repayments of notes payable	-	(14,463)
Advances from stockholder	32,396	33,936

Net cash provided by financing activities	77,396	143,173

Net decrease in cash	(17)	(39,937)

Cash at beginning of period	17	39,954

Cash at end of period	$-	$17

The accompanying notes are an integral part of the consolidated financial statements.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Reconciliation of Net Loss to Net Cash

Used in Operating Activities

	2002	2001

Net loss	$(1,507,955)	$(1,593,908)

Adjustment to reconcile net loss to net
cash used in operating activities:

Depreciation and amortization	100,000	151,281
Common stock issued for services	-	200,382
Notes payable issued for services	-	114,265
SFM disposal loss and goodwill impairment	5,685	384,924
Equity in losses of SFM investee	-	27,423
Preferred stock issued for services	809,444	172,720
(Increase) decrease in prepaid consulting	617,016	355,000
Increase (decrease) in accounts payable, trade	(7,554)	(41,981)
Increase (decrease) in accrued expenses	(135,200)	44,354
Increase (decrease) in accrued interest payable	37,651	4,896

Total adjustments	1,427,042	1,413,264

Net cash used in operating activities	$(80,913)	$(180,644)

The accompanying notes are an integral part of the consolidated financial statements.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Wulf International, Ltd. (the Company or WIL) was incorporated in the state of Colorado in 1973.  The Company originally operated as an oil and gas exploration entity until 1992.  In 1992, the Company became inactive and ceased reporting with the SEC but retained its status as a registered company.  During 1997 and 1998 the Company negotiated a joint venture agreement with a native Philippines company and an agency of the Government of the Philippines, the Southern Philippines Development Authority (SPDA) (Note 2), to construct one million low cost housing units in the southern portion of the country.

During the course of business in 2002, the Company found it extremely difficult to acquire funding for this mass housing project.  In the latter half of 2002, the Company engaged C. Lee Bruner as Executive Director of Wulf International, Ltd. and negotiated for Mr. Bruner to assume the responsibility of obtaining financing and licensing agreements to complete the project.  Mr. Bruner did travel overseas to interview the parties involved and to meet with investors who may have assisted in the project, but Mr. Bruner determined that the project would likely not be completed due to a general lack of existing contract and construction agreements between the Government of the Philippine Republic and Wulf International, Ltd.  Further, Mr. Bruner did not find any tangible documentation which supported WIL prior claims of loan and funding commitments from third parties, which were intended to finance the bulk of the housing project.  This did not occur, and, in May of 2003, Mr. Damien Cota became CEO and began to move the Company away from its involvement in the housing project, and forward under a “restructuring” intended to change the image and business model of WIL.  In 2004, the Company acknowledged to shareholders that it did not intend to pursue the housing project and would pursue other business opportunities.

In April 1999, through the acquisition described below, the Company’s business also included a mortgage banking operation intended to facilitate financing of homes constructed through the Philippines housing project and through September 5, 2001 (Note 2), the majority of its net assets and its revenues and expenses were from this operating segment (Note 10).

Business combinations

On April 30, 1999, the Company acquired 100% of the outstanding common stock of Specialized Financial Services, Inc. (SMF), a Texas corporation engaged in mortgage banking activities, in exchange for 7,500,000 shares of common stock valued at $0.104 a share.  The transaction was accounted for as a purchase.  The purchase price was allocated to the fair value of the net assets acquired with the $443,716 excess of WIL’s cost over the fair value of acquired net assets allocated to goodwill.

As part of the agreement, SFM purchased 50,000 shares of WIL’s preferred stock at $1.00 per share and received an option to purchase 200,000 shares of the Company’s preferred stock at $0.10 per share.  This option had to be exercised prior to a proposed secondary public offering of the Company’s preferred stock which never occurred.  On December 5, 2000, WIL issued an additional 250,000 preferred stock shares to SFM as additional paid in capital.

In 2001, WIL (under the direction of Dr. George Wulf) began to dissolve its interest in SFM because SFM was not operating successfully and did not have the resources or existing capital to contribute to the daily and annual obligations of the Company.  On September 5, 2001, the Company sold 55% of its common stock equity interest in SFM and, as a result, transferred the rights and responsibilities of SFM to register and operate a mortgage company in the Republic of the Philippines to Trian Holdings, LLC (TRH) of Austin, Texas, an unrelated entity.  In addition, the above options related to the proposed secondary public offering were canceled.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2002, the Company sold its remaining 45% minority common stock equity interest in SFM to Mr. Cota for $3,500 cash.  Although the cash was received by the Company, the transaction was never completed in that ownership of the SFM shares were not conveyed to Mr. Cota.  SFM was subsequently placed in bankruptcy by TRH and is no longer operating.

Changes in management and directors

In the latter part of 2002, all of the Company’s officers and directors had resigned and Mr. Bruner had assumed the role of Executive Director as he investigated the viability of the Philippines housing project.  He appointed a new board of directors who served until May 2003 when the determination was made that the Philippines housing project was not going to be completed.  At that time, Mr. Bruner resigned as Executive Director and Mr. Damien Cota was appointed as Chairman and CEO and charged with the responsibility of taking the Company forward.  Subsequently, Mr. Cota appointed Ms. Diane Miller to serve as a director and Secretary of the Company.  Mr. Cota and Ms. Miller continue to serve in their respective capacities through this date.

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary Specialized Financial Services, Inc. (SFM) through September 5, 2001, at which time the Company sold a 55% interest in SFM (Note 2).  All inter-company transactions, accounts and balances have been eliminated in the consolidation.

Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  However, the Company has suffered continued operating losses, has no assets or business operations and it has a net working capital deficit of approximately $477,000 and it has no cash.  These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund and sustain its continued existence until a viable business operation is either developed or merged with.  Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence.  There is, however, no assurance that the steps taken by management will meet all of the Company’s needs or that it will continue as a going concern.  The consolidated financial statements do not incl ude any adjustments that might result from the outcome of this uncertainty.

Property and equipment

Through September 5, 2001, property and equipment, which related wholly to the Company’s SFM subsidiary, were stated at cost less accumulated depreciation.  Depreciation of property and equipment was provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.  For the years ended December 31, 2002 and 2001, depreciation expense totaled $0 and $21,700, respectively.  Since the Company’s disposition of a 55% interest in SFM, the Company has no remaining property and equipment.

Goodwill

Goodwill relating to the Company’s purchase of SFM was being amortized using the straight-line method over ten years.  However, in connection with the disposition of its 55% common stock equity interest in SFM on September 5, 2001, unamortized goodwill totaling $340,182 was charged against and included in the loss recognized on the disposition.  For the year ended December 31, 2001, amortization expense totaled $29,581.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Philippines mineral exploration data

Philippines mineral exploration data, acquired by the Company in April 1999 (Note 2), was being amortized using the straight-line method over three years beginning in January 2000.  For the years ended December 31, 2002 and 2001, amortization expense totaled $50,000 and $100,000, respectively.  During the fourth quarter of 2002, management determined that any future benefit to the Company to be derived from this data was unlikely and that the Company’s remaining unamortized carrying value of $50,000 had been impaired.  Accordingly, an impairment charge of this amount was charged to operations.

Advertising costs

The Company’s advertising and marketing costs, all of which relate to its SFM discontinued operations (Note 2) and which consist primarily of internet advertising and related expenditures and brochures, signs and various joint marketing programs, are charged to expense when incurred.  For the years ended December 31, 2002 and 2001, advertising and marketing costs totaled $0 and $12,974, respectively.

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

Cash flows

For purposes of the statement of cash flows, each includes demand deposits and time deposits with original maturities of less than three months.  None of the Company’s cash is restricted.

Impairment of long-lived assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.”  This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of.  The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.  During the year ended December 31, 2001, the Company identified an impairment of goodwill related to its acquisition of SFM (Note 2).

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and accounts payable approximate their carrying amounts due to the short maturity of these instruments. The carrying value of notes payable represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.  At December 31, 2002, the Company did not have any other financial instruments.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2002 and 2001, basic losses per share amounts are based on 46,588,173 and 46,482,467 weighted average shares of common stock outstanding, respectively.  No effect has been given to the assumed conversion of convertible preferred stock and the assumed exercise of warrants as the effect would be antidilutive.

Recent Accounting Pronouncements

During the year ended December 31, 2002, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

2.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

Warisan Group JV (WRG)

In April 1998, the Company formed a joint venture with a Republic of the Philippines company, Amin and Sons Corporation (ASC), for the purposes of participating in a socialized low cost housing project for the Republic of the Philippines.  The Company owned a 70% interest and ASC owned a 20% interest in this joint venture, which was registered and organized under the laws of the Republic of the Philippines.  Taticbilt Corporation, a Philippines company certified by the government as a builder of low cost housing, owned the remaining 10% interest in this joint venture.

To accomplish this purpose WRG formed a joint venture with the Southern Philippines Development Authority (SPDA), a government owned and controlled corporation.  The name of this joint venture was SPDA-Warisan Joint Venture (SWJV) and was owned 70% by WRG and 30% by SPDA.

Although the Company had a 49% net interest in the housing project being conducted through these two joint ventures, the ultimate control of this project did not rest with the Company but with the SPDA.  Accordingly, the Company accounted for its investment in WRG using the equity method of accounting.  For the years ended December 31, 2002 and 2001, all capital contributed to the joint venture had been expended for operating purposes and, as a result, the joint venture had substantially no net assets.  Accordingly, there is no difference between the amount at which this joint venture investment was carried in the accompanying consolidated financial statements and the Company’s underlying equity in the joint venture’s net assets.

The WRG project had been in decline since 2001.  In 2002, Mr. Cota was informed by Dr. Wulf that unless the Company (WIL) received an influx of money from investors that the project would likely be shut down and closed.  In the last quarter of 2002, Dr. Wulf informed Mr. Cota that the project had not received the needed funds and that several documents required to pursue and continue the project had expired (Note 6) or been cancelled by the turn-over of several key members of the Republic of the Philippines original Presidential Administration which had first negotiated the housing project with WIL and WRG.  Accordingly, this joint venture and the related housing project were effectively terminated.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2000, the Company conditionally exercised the above option and the 100,000 preferred stock shares were held in escrow pending the receipt of a certified engineer’s appraisal or a certified cost audit.  In June 2000, the agreement was amended whereby the Company would acquire only the mineral exploration and geological data owned by the two corporations and not any ownership interests in the two corporations.  Also, in June 2000, the Company received the cost audits and the preferred stock shares were issued to acquire this asset.

Prior to June 2000, the Company accounted for its investments in GMM and PRM using the cost method of accounting until the conditional exercise referred to above was completed, at which time it planned to consolidate these corporations into its financial statements.  However, after the agreement was amended and the mineral exploration and geological data was acquired, a consolidation of these corporations was no longer necessary.  Instead, the assets were reported directly on the Company’s general accounts and separately reflected in these consolidated financial statements.

During the fourth quarter of 2002, management determined that any future benefit to the Company to be derived from this data was unlikely and that the Company’s remaining unamortized carrying value of $50,000 had been impaired.  Accordingly, an impairment charge of this amount was charged to operations.

Specialized Financial Services, Inc. (SFM)

On September 5, 2001, the Company sold 55% of its common stock equity interest in its wholly owned subsidiary (Note 1) and incurred a loss on the disposition of $44,742.  In addition, the Company recognized an impairment loss of $340,182 for the entire balance of unamortized goodwill relating to the Company’s original purchase of SFM.  After this disposition the Company still owned 45% of SFM’s outstanding common stock but no longer has any management, director or other influence with respect to SFM.  Accordingly, the Company accounted for this disposition as a discontinued operation and reported the disposition and SFM operations pursuant to APB Opinion No. 30, Reporting the Results of Operations.

Through April 11, 2002, the Company accounted for its remaining 45% interest in SFM using the equity method of accounting because the Company no longer has the ability to exercise influence over SFM.  Under the equity method of accounting, the carrying value of the Company’s investment in SFM was increased or decreased (but not below zero) for the Company’s share of earnings or losses from SFM.  There was no material difference between the carrying value of this investment and the Company’s equity in the underlying net assets.

3.

CAPITAL STRUCTURE DISCLOSURES

Common stock

The Company is authorized to issue 50,000,000 of its $.01 par value common stock shares.  Each share contains one voting right.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible preferred stock

The Company’s preferred stock shares are convertible into the Company’s common stock shares at any time after one year from the date of issuance at the rate of five common stock shares for each share of preferred stock.  The preferred shares do not pay a dividend, are non-voting and have a preference in liquidation of up to $1.00 per share.  In addition, each preferred share grants the holder to one warrant to purchases for $.10 per share one common stock share for each preferred stock share held.  The warrants expire one year from the date of issuance.  Because no additional preferred stock shares have been issued since 2002, all warrants related to the Company’s preferred stock have expired and no remaining warrants are outstanding.  For the years ended December 31, 2002 and 2001, activity in these warrants was as follows:

	2002	2001

Warrants outstanding, beginning of year	1,933,400	1,481,100

Warrants issued through issuance of
preferred stock	4,055,250	1,933,400

Warrants exercised to purchase
common stock	-	(35,000)

Warrants expired	(1,933,400)	(1,446,100)

Warrants outstanding, end of year	4,055,250	1,933,400

4.

COMMITMENTS AND CONTINGENCIES

Leases

Through 2002, the Company was not obligated under any long-term lease agreements and utilized office space provided by officers or directors for use of mail and domicile addresses.  The amount of space provided and the fair rental value of this space was not material.  The Company currently operates from a single, free-standing building located in Fort Worth, Texas and occupies the space under a month-to-month all inclusive lease agreement at a rate of approximately $2,500 per month.  As of this date, the Company is not obligated under any non-cancelable lease agreements.

Litigation

On October 25, 2000, SFM was named defendant in a lawsuit filed by a mortgage funding company who SFM had sold a residential mortgage to in April 1997.  The plaintiff alleged breach of contract in regards to the work of an independent appraiser and damages in the amount of $151,138 plus legal costs, fees and interest.  The Company believed the suit was without merit and contested the allegations. In connection with the disposition of its 55% interest in SFM, the Company was indemnified in this lawsuit and has no longer been a party to this litigation.

The Company is not aware of any other material legal proceedings now pending, threatened or contemplated in any court or agency to which the Company or its officers or directors may be a party.

Contingent liabilities

The Company has entered into several transactions related to its Philippines housing project joint venture (Note 2) for which payment of the obligations incurred is contingent upon funding of the project.  These amounts are only due and payable when and if funding for this project is obtained.  Because funding has not been obtained and the project has been effectively canceled and abandoned, no liabilities relating to this contingency continue to exist.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delinquent filings

The Company has failed to timely comply with its periodic reporting obligations imposed upon it by the Securities Exchange Act of 1934.  As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance.  Although a loss contingency has not been provided for  in the accompanying financial statements, there can be no assurance that such penalties will not be imposed.

5.

EMPLOYEE BENEFIT PLAN

The Company’s SFM subsidiary had adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986.  The plan covered substantially all full time employees that met general eligibility requirements.  Company matching and discretionary contributions to the plan were determined annually by the Board of Directors, subject to a limitation of 5% of eligible compensation.  Participants vested in their employee deferral account balances immediately and in their employer matching and discretionary account balances over a period of two to six years based on years of service.  For the years ended December 31, 2002 and 2001, the Company made no matching and discretionary contributions to the plan.

With the sale of SFM (Note 2), the Company has no remaining liability or obligation with respect to this employee benefit plan.

6.

BORROWING

Through September 5, 2001, in connection with its SFM operations, the Company’s borrowing consisted of two business lines of credit due in July 2001, which bore interest at prime plus 1.0% and at a fixed 9.25%, respectively, were secured by all Company assets and contained no significant restrictions or covenants.  In addition, the Company had another note payable with principal and interest payable monthly through November 2003.  This note bore interest at 8.25% and was secured by the equipment it was financing.  These notes payable were assumed in connection with the Company’s disposition of a 55% common stock equity interest in SFM (Note 2).

On October 1, 2001, the Company issued a note payable in the amount of $32,220 to WOC Stock Transfer Company, Inc. (Note 8) in exchange for stock transfer agent services.  The note bears interest at 15%, is unsecured, matures June 30, 2002 and is currently in default.  This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.

On November 20, 2001, the Company issued a note payable in the amount of $328,181 to Dr. Wulf, an officer, director and major stockholder (Note 8), in exchange for consulting services to be provided over a twelve-month period ending September 30, 2002.  The note bears interest at 10%, is unsecured, matures on November 20, 2002 and is currently in default.  This note is also payable through the issuance of preferred stock in lieu of cash at the option of the Company.

In January 2002, the Company received a lending commitment from a China corporation for a $500 million loan to be used for the Company’s Philippine housing project (Note 2).  This event was disclosed in its Form 8-K filed in October 2002.  However, by the end of 2002, the Company had not satisfied various terms of the commitment and the lending commitment expired.  No funds were ever advanced to the Company.

7.

INCOME TAXES

The Company uses the accrual method and SFM uses the cash basis method of accounting for tax reporting purposes.  At December 31, 2002, the Company had a net operating loss carry forward for tax reporting purposes of approximately $5,344,000 which expires through the year 2022.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of income tax benefits at the statutory federal rate of 34% to income tax benefits at the Company’s effective tax rate for the years ended December 31, 2002 and 2001 is as follows.

	2002	2001

Tax benefits computed at statutory rate	$512,705	$541,929
Increase in valuation allowance	(512,705)	(539,405)
Permanent and other differences	-	(2,524)
	$-	$-

Significant components of the Company’s deferred tax assets and liabilities are summarized below.

	2002		2001
Deferred tax assets:
Net operating loss carry forward	$1,817,023		$1,304,318
Less valuation allowance	(1,817,023)		(1,304,318)
		-
Deferred tax liabilities	-		-
Net deferred tax assets	$-		$-

For the years ended December 31, 2002 and 2001, income tax benefit is comprised of the following components.

Current tax benefit	$-	$-
Deferred tax benefit	-	-
	$-	$-

8.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001, the Company made cash payments or accrued expenses to the following related parties totaling for services rendered and expense reimbursements.

	2002	2001

Evergreen Petroleum Corporation	$3,000	$-
Integra International	56,323	-
Integra Mining	3,500	17,150
WOC Stock Transfer Company, Inc.	2,200	-
Jennifer Wulf	300	-
George Wulf	1,200	26,700
Other officers and directors	1,090	73,000
	$67,613	$116,850

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, during the years ended December 31, 2002 and 2001, the Company issued common and preferred stock shares to the following related parties for services rendered.

	2002	2001

WOC Stock Transfer Company, Inc.	$-	$15,000
George Wulf	120,212	463,600
Other officers and directors	318,653	233,371
	$438,865	$711,971

Through December 31, 2002, Evergreen Petroleum Corporation was privately owned by Jennifer Wulf and George Wulf was also the Chairman and CEO of Integra International and Integra Mining.  In addition, Jennifer Wulf owned WOC Stock Transfer Company, Inc., the stock transfer agent for the Company, and is the daughter of George Wulf.  Penigiran Hashim Jaya was a director of the Company.

Stockholders

During the years ended December 31, 2002 and 2001, the Company received various advances from stockholders totaling $32,396 and $33,936, respectively.  The advances are non-interest bearing, unsecured and due on demand as funds are available.  On September 5, 2001, $42,098 of these advances was assumed in connection with the Company’s disposition of a partial interest in SFM (Note 2).

During the year ended December 31, 2001, the Company issued notes payable to George Wulf and to WOC Stock Transfer Company, Inc. in exchange for services (Note 6).

International Architects – Engineers and Project Managers, Inc. (AEPM)

On September 1, 2000, the Company issued 710,000 preferred stock shares to AEPM for construction management consulting services related to the Company’s Philippine housing project.  Dr. Wulf was also an officer, director and major stockholder of AEPM.  The consulting services were valued at $1.00 per share and were provided through July 2001.  During the years ended December 31, 2002 and 2001, the Company paid AEPM $0 and $10,429, respectively, for various fee and expense reimbursements.

WULF INTERNATIONAL, LTD.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

SEGMENT INFORMATION

Through December 31, 2001, the Company conducted its operations through two reporting segments, each of which was conducted through separate corporations.  Those reportable segments were its Philippine housing project and its mortgage lending activity, which was disposed of on September 5, 2001 (Note 2).

The following table reflects certain information about the Company’s reportable operating segments for the years ended December 31, 2001.  For the year ended December 31, 2002, the Company conducted no business operations and its expenses related solely to the Philippine housing project.  There are no inter-company revenue or expense transactions.

2001

	Philippine Housing	Mortgage Lending	Total

Revenue from external customers	$-	$1,226,477	$1,226,477
Operating income (loss)	(1,181,602)	4,937	(1,176,665)
Interest expense	4,896	5,742	10,638
Depreciation and amortization	100,000	51,281	151,281
Income tax benefit	-	-	-
Consulting services, non cash	717,603	-	717,603
Expenditures to acquire long-lived
assets	-	2,466	2,466
Total long-lived assets net of
depreciation	100,000	-	100,000
Equity in net loss of investees	27,423	-	27,423
Total assets	355,338	-	355,338

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Turner, Stone & Company, L.L.P. ("Turner Stone") has been engaged as the independent certified public accountant of Wulf International, LTD. (the "Company") as its principal independent auditor to audit the financial statements of the Company for the years ending December 31, 2001 and December 31, 2002.  There have been no disagreements with Turner Stone over any accounting or auditing matters.

ITEM 8A - CONTROLS AND PROCEDURES

The Company did not timely maintain its general ledger accounting system during the year, it did not timely maintain board of director and stockholder minutes during the year and it did not timely file the periodic reports required of it by the Securities and Exchange Act of 1934.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and one other Director, of the Company’s accounting controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer concluded that our accounting controls and procedures were ineffective to ensure that information required to recorded in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.   We are developing a control environment to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon realloca tion of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL Persons;

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT

--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we are aware that all Form 3’s were timely filed with the SEC by such reporting persons, however all Forms 4 and 5 were not timely filed with the SEC.

The directors and executive officers of the Company as of June 30, 2002 were as follows:

Name

Age

Position(s) Held

----

---

----------------

George Wulf

71

Chairman of Board of Directors,

Chief Executive Officer, Chief

Chief Financial Officer

Malik Firoze

49

President and Chief Operating Officer,

Secretary, Director

Pg. Hashim Jaya

Director

William L. Franklin

Director

Omar Amin, Sr.

Director

Merve Croston

Director, Assistant Secretary

Gary Lacefield

46

Director

In 2003, the Company was notified by the Securities and Exchange Commission of an investigation pending against George Wulf (former Chairman), Malik Firoze (former President) and Wulf International.  The investigation involved (1) the illegal sale of stock by insiders based upon manipulated information, and (2) the preparation and release of inaccurate or misleading press releases which the Company released to public press.  The Securities and Exchange Commission determined in 2003 that Mr. George Wulf acted with the intent of ill-gain and that he authored and released misleading press release information which caused irregular market surges.  Subsequently, Mr. George Wulf sold common stock for profit, based on these press releases.  The Securities and Exchange Commission determined that Both Mr. George Wulf and Mr. Malik Firoze were responsible for disseminating these inaccurate press releases; both former emplo yees received fines and sanctions, separately.  Mr. George Wulf is permanently enjoined from acting as a Director of any publicly-traded company and was fined.  Neither Mr. George Wulf nor Mr. Malik Firoze hold any position involving management, nor do they hold any influence in regards to financing or other capital issues relating to the Company.  The Company was permanently-enjoined from issuing misleading press releases, but was not fined or sanctioned by other means.

None of the officers or directors of the Company had directorships of any other SEC reporting companies.  None of the officers or directors was involved in any legal proceedings in that capacity during 2002.

Each Director serves until the next succeeding annual meeting of shareholders and until their successor is elected and qualified or until his death, resignation or removal. Annual meetings of shareholders and directors are held at such time and place as the Board of Directors may from time to time determine.

By the 4th Quarter of 2002, all of the above-mentioned Directors which were managing the Company during the current and/or previous years, had resigned in full.  For the remaining (4Q) quarter of 2002, Mr. Lee Bruner was appointed as Executive Director of the Company and it was requested that he continue to seek options for pursuing the Low-Cost Housing Project in the Philippine Islands.  Mr. Bruner bore expenses of his research and travel from his own capital resources and the Board of Directors remained under a single manager into the early 2003 fiscal year, at which time Mr. Bruner appointed a small number of advisors to the Board.

Committees

The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors.

The Company has made no Long Term Compensation payouts (LTIP or other).

The Board of Directors serves as the audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

In connection with the filing of this Form 10-KSB, the Company will adopt a "Senior Financial Officers - Code of Ethics" at the time that this 2002 10-KSB report is filed.  This will apply to all Wulf International, LTD. employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of our Code of Ethics is attached as an Exhibit to this Form 10-KSB. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request c/o Wulf International, LTD,  P.O. Box 3261, Carefree, Arizona, 85377.

ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of the Company by any person for all services rendered in any capacity to Wulf International, LTD. for the present fiscal year (2002) within this 10-KSB report.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name or principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Number of Shares Covered By Option Grant	Long-term Incentive Plan Payout	All Other Compensation
George Wulf	2002	$-	$-	$-	$-	$-	$-	$-
Malik Firoze	2002	-	-	-	-	-	-	-
Pg. Hashim Jaya	2002	-	-	-	-	-	-	-
William L. Franklin	2002	-	-	-	-	-	-	-

Omar Amin, Sr.

Merve Croston

Gary Lacefield

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 2002, by (i) all persons known by the Company to be the owner of record or beneficially of more than 5% of the Company's outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group up and to that period ending December 31, 2002.  This reflection of previous (former) Directors and Officers is provided as said Directors and Officers played a key role in the management of the Company for several, consecutive quarters of previously-reporting years, and they were present for much of the 2002 operating year.

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

1,655,000

3.3%

310 Townhouse Lane

Richardson, TX 75244

Randie Wolzen

3,013,640

6.1%

813 Overhill Court

Hurst, TX 76053

Steven Nightingale (6)

 3,618,000

7.3%

P.O. Box 2071

Reno, Nevada 89505

All executive Officers

 11,866,900

23.9%

and Directors as Group ( 7 persons)

1.   Unless otherwise indicated, the Company believes that all persons named in the table had sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants.  Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised.  Percentages herein assume a base of 49,417,693 shares of common stock outstanding at December 31, 2002, before any consideration is given to outstanding convertible preferred stock, options or warrants. Certain of the Company's directors disclaim beneficial ownership of some of the shares included in the table.

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

5.   Includes 495,000 shares owned by Mr. Firoze's family and 400,000 shares applicable to warrants on preferred stock owned by him.

6.   Includes 165,000 shares of common stock with respect to which Mr. Nightingale has the right to acquire by virtue of the conversion of 33,000 outstanding shares of preferred stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         George R. Wulf, Chairman of Wulf, was reimbursed for travel and other Philippines project expenses in 2001 amounting to $26,700.  He also was issued 1,320,000 preferred shares for continuing his commitment to serve the Company through the end of 2002.  Subsequent to this Agreement, Mr. Wulf resigned as Chairman, CEO, Director, and Chief Executive Officer of the Company in 4Q of 2002. Mr. Wulf received 75,000 shares of preferred stock in 2002 for services rendered.

Malik Firoz, the Company’s President and Director during 2002, received 400,000 shares of preferred stock in 2002 for services rendered.

          In 2001, Wulf paid to Integra Mining, a company in which Pengiran Hashim Jaya is a Director & Officer, $17,150 for consulting services and reimbursement of expenses in connection with the Philippines project. Mr. Jaya was also issued 528,400 shares of preferred stock for his commitment to serve the Company through the end of 2002, at which point- he subsequently resigned as a director and Officer of the Company.  Mr. Jaya received 75,000 shares, directly, during 2002 for services rendered.

     Merve Croston, who resigned as a Director of Wulf in 4Q of 2002, received 75,000 shares of preferred stock in 2002 for services rendered.

     Donald Bernard, who served briefly as a Director of the Company, was issued 75,000 shares of preferred stock in 2002.

          Mr. Franklin, who was CEO during 2001 and resigned as a Director of Wulf in 4Q, 2002, together with affiliated entities during the September '00 to January 2001 time period purchased 3,400,000 shares of restricted common stock at $.05 per share for a total of $170,000 cash proceeds to Wulf. These funds were used for a feasibility study for the low cost housing project required by the Philippines Government and for operating expenses.  Mr. Franklin received 75,000 shares of preferred stock in 2002 for services rendered.  During 2002, Mr. Franklin also received 475,000 shares of additional preferred stock for cash, services rendered and stock conversions.

     Joseph A. Denahan, Director and vice president and chief financial officer of the Company during 2001, resigned as a Director and Officer on January 15, 2002.  Mr. Denahan received 294,750 shares of preferred stock for services rendered in 2002.

     Omar Amin, Sr., Director of Wulf, received 75,000 shares of common stock during 2001 for services rendered and 75,000 shares of preferred stock during 2002 for services rendered.

     Gary Lacefield, a Director of Wulf in 2002 (resigned during 2002) received 100,000 shares of common stock in 2001 for service as a director and 75,000 shares of preferred stock in 2002 for services rendered.

Damien Cota, the Company’s current Chairman & Chief Executive Officer (appointed as such in May, 2003) served shortly as President and Director of the Company in 2002.  Mr. Cota received 200,000 shares of preferred stock for services rendered.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits.

The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference

(b)  Reports on Form 8-K.

None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years reported on 10KSB filings for professional services rendered by Turner, Stone & Company, L.L.P..

	2002	2001
1. Audit Fees	$11,584	$14,319
2. Audit-Related Fees	0	0
3. Tax Fees	0	0
4. All Other Fees*	0	0

* There were no other fees billed to the Company by its principal accountant for the last two fiscal years (2002 and 2001) for any products or services not covered in items 1, 2 or 3 above.

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Turner Stone & Company, L.L.P. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

           WULF INTERNATIONAL LTD.

By:

/s/ Damien Cota

Damien Cota

Chairman, Chief Executive Officer

and Chief Financial Officer

   Dated: December 4, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name

Title

Date

----

-----

------

 /s/   Damien Cota

Chairman of the Board of Directors and

December 4, 2006

Damien Cota

Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1	Code of Ethics

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.3	Certification of Chief Executive Officer and Principal Accounting Officer